Form 10-Q
period 1994-07-31
TRAVEL PORTS OF AMERICA INC
filed 1995-03-08
CIK 798935

15

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1995




Commission File Number 33-7870-NY



                Travel Ports of America, Inc.

     New York                                16-1128554

  3495 Winton Place, Building C, Rochester, New York 14623

                        716-272-1810




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           [ X ] Yes [  ] No





     Class                   Outstanding at January 31, 1995
Common Stock, Par Value
 $.01 Per Share                    5,209,924

              This report consists of 15 pages.
                TRAVEL PORTS OF AMERICA, INC.

                            INDEX

                                                                 Page
PART I    Financial Information

     Balance Sheets, January 31, 1995 and
          April 30, 1994...................................        3

     Statement of Income, quarter and nine months ended
          January 31, 1995 and 1994........................        4

     Statement of Cash Flows, nine months ended
          January 31, 1995 and 1994........................        5

     Notes to Financial Information........................        6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................        8


PART II   Other Information

     Index to Exhibits and Legal Proceedings...............       11

     Signatures............................................       15





                TRAVEL PORTS OF AMERICA, INC.
                        BALANCE SHEET
                         (UNAUDITED)


                                               1/31/95        4/30/94
     ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                         $ 5,872,741    $  1,177,400
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $280,018 AT
    JANUARY 1995 AND $207,001 AT APRIL 1994      3,442,568       3,018,092
  NOTES RECEIVABLE                                 347,028          86,699
  INVENTORIES                                    5,308,765       4,572,142
  PREPAID AND OTHER CURRENT ASSETS                 575,009         514,806
  DEFERRED TAXES - CURRENT                         436,083         436,083
      TOTAL CURRENT ASSETS                      15,982,194       9,805,222
NOTES RECEIVABLE, DUE AFTER ONE YEAR             1,397,841       1,689,277
PROPERTY, PLANT AND EQUIPMENT, NET              25,905,905      25,725,081
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                    2,048,734       2,096,876
OTHER ASSETS, NET                                2,594,806       2,531,441
                                               $47,929,480     $41,847,897

    LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT DUE BANKS              $               0     $ 1,752,000
  CURRENT PORTION OF LONG-TERM DEBT              2,179,934       2,256,795
  ACCOUNTS PAYABLE                               5,630,505       4,981,427
  ACCOUNTS PAYABLE - AFFILIATE                     353,245         285,693
  INCOME TAXES PAYABLE                             337,044         247,057
  ACCRUED COMPENSATION                           1,413,581       1,074,504
  ACCRUED SALES AND FUEL TAX                     1,012,264       1,456,013
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                          1,189,443       1,106,739
      TOTAL CURRENT LIABILITIES                 11,394,478      13,160,228
LONG TERM DEBT                                  20,925,719      17,551,222
CONVERTIBLE SUBORDINATED DEBENTURES              2,150,000               0
DEFERRED INCOME TAXES                              716,917         716,917
     TOTAL LIABILITIES                          35,907,652      31,428,367
SHAREHOLDERS EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JANUARY
    1995 - 5,209,924 AND
    APRIL 1994 - 5,184,038                           52,099         51,841
  ADDITIONAL PAID-IN CAPITAL                      3,767,741      3,727,979
  RETAINED EARNINGS                               8,201,988      6,639,710
    TOTAL SHAREHOLDERS EQUITY                    12,021,828     10,419,530
                                                $47,929,480    $41,847,897




                TRAVEL PORTS OF AMERICA, INC.
                     STATEMENT OF INCOME
                         (UNAUDITED)


                           QUARTER ENDED             NINE MONTHS ENDED
                             JANUARY 31                  JANUARY 31
                          1995       1994             1995        1994

NET SALES AND
OPERATING REVENUE   $   37,529,063 $ 32,661,421     $114,780,410  $101,615,793

COST OF GOODS SOLD      28,282,146   24,848,478       85,662,334    76,099,640

GROSS PROFIT             9,246 917    7,812,943       29,118,076    25,516,153

OPERATING EXPENSE        7,231,905    6,475,074       22,222,029    20,015,413

GENERAL AND
ADMINISTRATIVE EXPENSE     991,434      837,450        2,764,722     2,576,238

INTEREST EXPENSE           835,950      390,180        1,834,920     1,216,243

OTHER INCOME, NET          (81,044)     (76,822)        (142,628)     (295,140)
                         8,766,500    7,625,882       26,467,298    23,512,754
INCOME BEFORE TAXES
AND CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE    480,417      187,061        2,650,778     2,003,399

PROVISION FOR TAXES
ON INCOME                  193,500       85,300        1,088,500       823,000
INCOME BEFORE
CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE    286,917      101,761        1,562,278     1,180,399
CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE              0            0                0       (99,735)

NET INCOME               $ 286,917   $  101,761    $   1,562,278   $ 1,080,664


PER SHARE DATA:

EARNINGS PER COMMON
AND COMMON EQUIVALENT
SHARE BEFORE CUMULATIVE
EFFECT OF AN
ACCOUNTING CHANGE            $0.05        $0.02            $0.30         $0.23
CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE           0.00         0.00             0.00         (0.02)

NET INCOME PER SHARE         $0.05        $0.02            $0.30         $0.21


AVERAGE NUMBER OF
COMMON AND
COMMON EQUIVALENT SHARES 5,309,167     5,320,090        5,286,883    5,243,146






                TRAVEL PORTS OF AMERICA, INC.
                   STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                     NINE MONTHS ENDED JANUARY 31
                                       1995           1994
OPERATING ACTIVITIES:
  NET INCOME                        $1,562,278     $1,080,664
  DEPRECIATION AND AMORTIZATION      1,834,920      1,781,111
  PROVISION FOR LOSSES
  ON ACCOUNT RECEIVABLE                 94,145         17,257
  PROVISION FOR
  DEFERRED INCOME TAXES                      0         59,741
  GAIN ON SALE OF ASSETS                27,974       (179,173)
  CHANGES IN OPERATING ASSETS
  AND LIABILITIES -
  ACCOUNTS RECEIVABLE                 (518,621)      (700,493)
    INVENTORIES                       (736,623)        15,118
    PREPAID AND OTHER
    CURRENT ASSETS                   (  60,203)      (123,769)
    ACCOUNTS PAYABLE                   716,630        468,850
    ACCRUED COMPENSATION               338,077       (220,922)
    ACCRUED SALES AND FUEL TAX        (443,749)      (184,361)
    ACCRUED EXPENSES AND
    OTHER CURRENT LIABILITIES           82,704       (294,869)
  CHANGES IN INCOME TAXES PAYABLE       89,987         39,875
  CHANGES IN OTHER
  NON-CURRENT ASSETS                  (117,550)        43,278
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES             2,869,969      1,802,307

INVESTING ACTIVITIES:
  EXPENDITURES FOR
  PROPERTY, PLANT & EQUIPMENT       (2,072,388)    (1,131,934)
  PROCEEDS FROM
  DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                100,997        527,895
  NET PROCEEDS RECEIVED ON
  NOTES RECEIVABLE                      61,107        167,698
    NET CASH USED IN
    INVESTING ACTIVITIES            (1,910,284)      (436,341)

FINANCING ACTIVITIES:
  NET SHORT-TERM PAYMENTS           (1,752,000)       967,000
  PRINCIPAL PAYMENTS
  ON LONG-TERM DEBT                 (7,202,364)    (2,533,013)
  PROCEEDS FROM
  LONG-TERM BORROWING               10,500,000              0
  PROCEEDS FROM
  CONVERTIBLE SUBORDINATED
    DEBENTURES                       2,150,000              0
  PROCEEDS FROM EXERCISE
  OF STOCK OPTIONS                      40,020              0
    NET CASH PROVIDED (USED) IN
      FINANCING ACTIVITIES           3,735,656     (1,566,013)

NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS              4,695,341       (200,047)
CASH AND EQUIVALENTS -
BEGINNING OF PERIOD                  1,177,400      1,080,793
CASH AND EQUIVALENTS -
END OF PERIOD                       $5,872,741   $    880,746


      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


CASH PAID DURING THE PERIOD:

     INTEREST PAID                  $1,494,615     $1,197,549
     INCOME TAXES PAID              $1,046,991    $   825,480



                TRAVEL PORTS OF AMERICA, INC.
               NOTES TO FINANCIAL INFORMATION
                      JANUARY 31, 1995

NOTE 1 BASIS OF PRESENTATION
This unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended
April 30, 1994, and, in the opinion of management, contains all adjustments necessary to present fairly the Company's financial information as of January 31, 1995, and for the quarter and the nine months ended January 31, 1995, and 1994.

NOTE 2 INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109.
" Accounting for Income Taxes" (SFAS 109), and the Company has adopted the provisions of this standard as of May 1, 1993.

NOTE 3 EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common, and when applicable, dilutive common equivalent shares outstanding during the period. Fully diluted earnings per share have not been presented as they do not differ materially from the primary data.

NOTE 4 FINANCING AGREEMENTS

On June 30, 1994, the Company entered into a $2,500,000 term loan agreement with its primary lender covering the acquisition and certain improvements planned for completion during 1995 to the Greenland, New Hampshire facility. Principal payments are $20,833.33 per month plus interest at the fixed rate of 9.65%. The loan is amortized over ten years with a balloon due on June 30, 1999.

On September 29, 1994, the Company entered into an eight year term loan with its primary lender in the amount of $10,500,000. Proceeds from this loan were used for the payment of term loan due in 1996 at prime plus 1.25%, payment of $1.5 million due on line of credit and cash for expanded capital expenditures

The loan has a fixed rate of 10.12% with interest only payments for six months. After six months a monthly payment of principal and interest of $166,957.84 is made with all remaining principal and interest due September 29, 2002.
The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until August 31, 1995. The line of credit is now limited to the lesser of $2,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Companys inventory.

The Company, through a private placement, sold $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Companys Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the Act) and in offshore transactions under Regulation S of the Act.

The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Companys
Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005.

The warrants, which are exercisable at any time, entitle warrant holders to purchase up to a total of 15,500 shares of the Companys Common Stock at a price of $3.60 per share.

As of January 31, 1995, $2,150,000 of the debentures were sold. By the closing date of February 15, 1995, an additional $2,500,000 of debentures were sold.





           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Third Quarter ended January 31, 1995 and 1994

Sales from operations were $37,529,063 for the third quarter of fiscal 1995, an increase of $4,867,642 (14.9%) from the third quarter of last year. Approximately $2.8 million of this increase came from our new facility in Greenland, New Hampshire that was acquired April 30, 1994. Sales on a same unit basis were up over last year with volume gains coming in all categories.

Gross profit for the third quarter was $9,246,917 which was $1,433,974 (18.4%) more than last year. Approximately 50% of this increase came from our Greenland facility. Increases in diesel, shop, store and restaurant gross profit from volume increases accounted for the remainder of the improvement.

Operating expenses of $7,231,905 for the third quarter were $756,831 (11.7%) greater than last year. Most of this increase came from the Greenland facility. All other expenses were in line with last year.

General and administrative expenses of $991,434 for the quarter increased $153,984 from last year. The bonus accrual based upon improved year-to-date performance, wages, travel and entertainment, and advertising expense accounted for this increase.

Interest expense increased from last year by $445,770 as the result of the increased prime rate and an increased level of debt, primarily from the Greenland acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Companys cash position increased by $4,695,341 to $5,872,741 during the nine months ended January 31, 1995. Accounts receivable, prior to the provision for doubtful accounts, increased $518,621 and inventories increased $736,623 to support sales activity. Accounts payable increased $716,630 from the increased inventory and operating expenses. Operating activities for the nine months provided $2,869,969 in cash compared to last year's operating activities providing $1,802,307 in cash.

Investing activities resulted in a net use of cash of $1,910,284. Capital expenditures during the first nine months were $2,072,388.

Short-term borrowings decreased $1,752,000 as compared to an increase in borrowings of $967,000 last year. $1,500,000 of the line of credit was refinanced in the eight year term note discussed below. Principal payments on long-term debt were $7,202,364, as a term note due in 1996 was refinanced in the eight year term note discussed below. The financing from the eight year term note discussed below provided about $3,000,000 in new debt. The convertible subordinated debentures provided $2,150,000 in new debt.

On June 30, 1994, the Company entered into a $2,500,000 term loan agreement with its primary lender covering the acquisition and certain improvements planned for completion during 1995 to the Greenland, New Hampshire facility. Principal payments are $20,833.33 per month plus interest at the fixed rate of 9.65%. The loan is amortized over ten years with a balloon due on June 30, 1999.

On September 29, 1994, the Company entered into an eight year term loan with its primary lender in the amount of $10,500,000. Proceeds from this loan were used for the payment of term loan due in 1996 at prime plus 1.25%, payment of $1.5 million due on line of credit and cash for expanded capital expenditures

The loan has a fixed rate of 10.12% with interest only payments for six months. After six months a monthly payment of principal and interest of $166,957.84 is made with all remaining principal and interest due September 29, 2002.

The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until August 31, 1995. The line of credit is now limited to the lesser of $2,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Companys inventory.

The Company, through a private placement, sold $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Companys Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the Act) and in offshore transactions under Regulation S of the Act.

The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Companys
Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005.

The warrants, which are exercisable at any time, entitle warrant holders to purchase up to a total of 15,500 shares of the Companys Common Stock at a price of $3.60 per share.

As of January 31, 1995, $2,150,000 of the debentures were sold. By the closing date of February 15, 1995, an additional $2,500,000 of debentures were sold.

Authorized, but unissued stock is available for financing needs; however, there are no current plans to use this source.



                TRAVEL PORTS OF AMERICA, INC.
                PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     United Petroleum Marketing Inc. and United Petroleum Realty Corp., a petroleum retailer and real estate company, initiated a suit against the Company alleging damages of $2,395,000, claiming violations of an Agreement of Sale and various agreements signed in connection with the Agreement of Sale of twenty-three gasoline stations to the plaintiff in 1987. At the time of closing, there was an escrow set up with respect to several stations. The escrow is now closed, two of the stations were conveyed back to the Company and United Petroleum received the sum of $264,793, which will be credited to the Company should there be any recovery in the Company's action discussed in the next paragraph. The claim is for the entire purchase price. The plaintiff is currently operating all the stations and has not requested a rescission of the Agreement. The largest part of the plaintiff's claim relates to alleged misrepresentation of fuel sold at the various stations. As a result of discovery and investigation, the Company is vigorously defending the claim and believes it has a defense to substantially all of the claims.
     The Company has filed a suit against United Petroleum Realty Corp. and United Petroleum Marketing, Inc., seeking reimbursement for gasoline taxes paid to the Commonwealth of Pennsylvania by the Company that the Company claims were the responsibility of the defendants in connection with the purchase of the stations. The Company is asking for damages in excess of $50,000 and punitive damages in excess of $50,000. The matters discussed in this and the preceding paragraph may be consolidated for trial.
     The Company is not presently a party to any other litigation (i) that is not covered by insurance or (ii) which singly or in the aggregate would have a material adverse effect on the Company's financial condition and results of operations, and management has no knowledge that any other litigation has been threatened.

Item 2.  CHANGES IN SECURITIES

               None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 5.  OTHER INFORMATION

               None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

     (2) Plan of acquisition, reorganization, agreement, liquidation, or succession

               Not applicable

     (3)  Articles of Incorporation and By-laws

          The Articles of Incorporation and By-laws filed under exhibits 3-a and 3-b to the Company's
     Registration Statement on Form S-18, File No. 33-7870-
     NY and amended to change the Company's name under
     exhibit 3-c to the Companys annual report on Form 10-K dated July 27, 1993 are incorporated herein by reference with respect to the Restated Certificate of Incorporation and By-laws of the Company.

     (4) Instruments defining the rights of security holders, including indentures

          Exhibits 4-a, Form of Common Stock Certificate, filed with the Company's Registration Statement on Form-18, File No. 33-7870-NY; 4-b, Amended Stock
     Certificate, filed with the Companys Annual Report on Form 10-K dated July 27, 1993; 4-c, Form of Indenture dated as of January 24, 1995 between the Company and American Stock Transfer & Trust Company, as Trustee, with respect to up to $5,000,000 principal amount of 8.5% Convertible Senior Subordinated Debentures due January 15, 2005 and 4-d, Form of Warrant to Purchase Common Stock, both filed with Companys current report on Form 8-K dated February 17, 1995, are incorporated herein by reference with respect to instruments defining the rights of security holders.

     (10) Material Contracts

               Not applicable




     (11) Statement re: computation of earnings per share

          Computation of earnings per share is set forth in Exhibit (11) on page 14 of this report.

     (15) Letter re: unaudited interim financial information

               Not applicable
     (18) Letter re: change in accounting principals

               Not applicable

     (19) Previously unfiled documents

               None
     (20) Report furnished to security holders

               Not applicable

     (23) Published report regarding matters submitted to vote of security holders

               None

     (24) Consents of experts and counsel

               Not applicable

     (25) Power of attorney

               None

     (26) Additional exhibits

               None

   (b)  REPORT ON FORM 8-K

     On February 17, 1995, the Company filed with the Commission a current report on Form 8-K with respect to the completion of the sale of (1) $4,650,000 principal amount of 8.5% Convertible Senior Subordinated Debentures due January 15, 2005, and (2) Warrants to purchase 15,500 shares of Common Stock, par value $.01 per share, of the Company at a price of $3.60 per share.

                        EXHIBIT (11)

              COMPUTATION OF EARNINGS PER SHARE
           FOR THE QUARTER ENDED JANUARY 31, 1995

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

The common stock equivalents represent shares which had a dilutive effect on earnings during the third quarter as option prices were below the average market price of $2.44 during the period.

     Weighted average number of shares
       outstanding at January 31, 1995            5,209,924
     Common stock equivalents                        99,243
                                                  5,309,167



         FOR THE NINE MONTHS ENDED JANUARY 31, 1995

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

The common stock equivalents represent shares which had a dilutive effect on earnings during the third quarter as option prices were below the average market price of $2.28 during the period.

     Weighted average number of shares
       outstanding at January 31, 1995            5,209,924
     Common stock equivalents                        76,959
                                                  5,286,883



                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRAVEL PORTS OF AMERICA, INC.




Date: March 8, 1994           s/ John M. Holahan
                              John M. Holahan, President




Date: March 8, 1994           s/ William Burslem III
                              William Burslem III
                              Vice President