Form 10-Q/A
period 1995-01-30
TRAVEL PORTS OF AMERICA INC
filed 1995-05-05
CIK 798935

[ARTICLE] 5
[CIK] 0000798935
[NAME] BILL BURSLEM

[PERIOD-TYPE]                   QTR-3
[FISCAL-YEAR-END]                          APR-30-1995
[PERIOD-END]                               JAN-31-1995
[CASH]                                       5,872,741
[SECURITIES]                                         0
[RECEIVABLES]                                3,722,586
[ALLOWANCES]                                   280,018
[INVENTORY]                                  5,308,765
[CURRENT-ASSETS]                            15,982,194
[PP&E]                                      43,584,107
[DEPRECIATION]                              17,678,202
[TOTAL-ASSETS]                              47,929,480
[CURRENT-LIABILITIES]                       12,115,016
[BONDS]                                     23,075,719
[COMMON]                                        52,099
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  11,969,729
[TOTAL-LIABILITY-AND-EQUITY]                47,929,480
[SALES]                                    114,780,410
[TOTAL-REVENUES]                           114,780,410
[CGS]                                       85,662,334
[TOTAL-COSTS]                               85,662,334
[OTHER-EXPENSES]                            24,892,606
[LOSS-PROVISION]                                94,145
[INTEREST-EXPENSE]                           1,623,175
[INCOME-PRETAX]                              2,650,778
[INCOME-TAX]                                 1,088,500
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 1,562,278
[EPS-PRIMARY]                                      .30
[EPS-DILUTED]                                      .30