Form 10-Q/A
period 1995-01-30
TRAVEL PORTS OF AMERICA INC
filed 1995-06-05
CIK 798935

Item 5.  OTHER INFORMATION

               None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

     (2) Plan of acquisition, reorganization, agreement, liquidation, or succession

               Not applicable

     (3)  Articles of Incorporation and By-laws

          The Articles of Incorporation and By-laws filed under exhibits 3-a and 3-b to the Company's Registration Statement on Form S-18, File No. 33-7870-NY and amended to change the Company's name under exhibit 3-c to the Companys annual report on Form 10-K dated July 27, 1993 are incorporated herein by reference with respect to the Restated Certificate of Incorporation and By-laws of the Company.

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

               None

     (24) Consents of experts and counsel

               Not applicable

     (25) Power of attorney

               None

     (26) Additional exhibits

          Financial Data Schedule is set forth in Exhibit 27 on Page 16 of this report.

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