Form 10-K
period 1995-04-30
TRAVEL PORTS OF AMERICA INC
filed 1995-07-28
CIK 798935

22

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC. 20549

                          FORM 10-K


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934       (FEE REQUIRED)

For the fiscal year ended April 30, 1995


Commission file Number 33-7870-NY

                Travel Ports of America, Inc.
   (Exact name of registrant as specified in its charter)

     New York                           16-1128554
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)   Identification No.)

   3495 Winton Place, Building C, Rochester, New York 14623
          (Address of principal executive offices)

Registrant's telephone number               (716) 272-1810

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
     Title of each class                which registered

Common Stock (Par Value $.01 per share)           NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

                            None
                      (Title of Class)

              THIS REPORT CONSISTS OF 45 PAGES.
          THE INDEX TO EXHIBITS APPEARS ON PAGE 40.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  x    No


     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any acknowledgment to this Form 10-K.

                                                         [x]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $13,350,430.25. Market value is determined by reference to the average of the bid and ask prices of the Registrant's stock as of the close of business on June 30, 1995.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on June 30, 1995.


          Class               Number of shares outstanding
Common Stock, Par Value                 5,209,924
 $.01 Per Share

     Documents incorporated by reference and the Part of the Form 10-K into which they are listed here under.

     PART OF FORM 10-K          DOCUMENT INCORPORATED

Part III

 Items 10, 11, 12 and 13         Registrant's Proxy Statement
  Directors and Executive        for the Annual Meeting of
  Officers of the Registrant,    Shareholders to be held on
  Executive Compensation,        October 24, 1995.
  Security Ownership of
  Certain Beneficial Owners
  and Management, and Certain
  Relationships and Related
  Transactions, respectively.

                TRAVEL PORTS OF AMERICA, INC.
                      TABLE OF CONTENTS

          Item
Page
PART I     1       Business......... .................................       4

           2       Properties.........................................      14

           3       Legal Proceedings..................................      14

           4       Submission of matters to a vote of Security Holders.     14

PART II    5       Market for the Registrant's Common Equity and
                   Related Stockholder Matters........................      15

           6       Selected Financial Data............................      16

           7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................      17

           8       Financial Statement and Supplementary Data.........      22

           9       Disagreements on Accounting and
                   Financial Disclosure...............................      38

PART III  10       Directors and Executive Officers of the
                   Registrant.........................................      38

          11       Executive Compensation.............................      38

          12       Security Ownership of Certain Beneficial
                   Owners and Management..............................      38

          13       Certain Relationships and Related Transactions.....      38

PART IV   14       Exhibits, and Financial Statement Schedules........      39


                   Signatures.........................................      45






                           PART I

Item 1.   Business

     Travel Ports of America, Inc. (Company) operates thirteen (13) 24-hour per day full service travel plazas and one (1) mini-travel plaza and one (1) fuel terminal in New
York, New Jersey, North Carolina, New Hampshire, Indiana and
Pennsylvania.

     The full service travel plazas sell, both to the trucking industry and to others, petroleum products (such as diesel fuel, gasoline and lubricants), and generally include a truck service and repair shop, a tire and parts center, a truck wash, scales for weighing trucks, parking facilities, motel rooms, a family-style restaurant, a travel store, shower and laundry facilities, game rooms, telephone facilities, money transfer facilities, a convenience store at the gasoline pump area, and billing and accounting services for truck fleet operators. The Company hopes to continue to attract both the trucking industry and the general traveling public by maintaining clean, efficient travel plazas.

     Mini-travel plazas represent facilities offering services for fueling automobiles and trucks, and purchasing convenience store merchandise and fast food.

     The Company's new units will generally be full service travel plazas. Its acquisition policy is to acquire, to the extent feasible, facilities providing most or all of the services that the Company believes are desirable. The
Companys strategic plan calls for continued growth within its current or surrounding market area through the acquisition and/or expansion of additional facilities, if and when, opportunities occur.

     The Company derives certain benefits from being the operator of multiple travel plazas. The Company has the ability to acquire the products that it sells on a volume discount basis. Since it buys petroleum products, food and other merchandise for several facilities, the Company is often able to acquire such products at discounted prices.

     In addition to favorable purchasing, the Company's multi-unit structure provides marketing opportunities that might not otherwise be available. In addition to normal drive-in traffic, truck stop operators, including the Company, often enter into arrangements with the operators of truck fleets in which the fleet operator sends all of its drivers who use an applicable route to a certain travel plaza, primarily to take advantage of a centralized billing and accounting system such as that offered by the Company. By offering several facilities, on different routes, the Company is in a better position to attract and retain such arrangements. Also, the Company maintains a sales force that seeks out and attempts to enter into such arrangements with fleet operators whose home offices may not be near some of the Company's facilities.

     The products and merchandise purchased and sold by the Company are not unique and generally can be obtained readily from a variety of sources at competitive prices. There are many sources of petroleum products, tires and truck parts, restaurant food, supplies and merchandise for the Company's travel and convenience stores. The Company currently buys petroleum products from major oil companies and from W.W. Griffith Oil Co., Inc. (Griffith Oil), which is owned by Sugar Creek Corporation. The principal shareholder and Chief Executive Officer of the Company owns and operates Sugar Creek Corporation. The Company buys its restaurant food primarily from a single unrelated food distributor, and its other products and merchandise from various suppliers. Except for the Company's fuel purchase agreements, including the one with Griffith Oil, which extends through December 1995, all of these arrangements can be terminated at will.

     The Company has no customer accounting for more than three percent (3%) of its sales. Therefore, the loss of any single customer would not have a materially adverse effect on the Company's business.

Company Developments

     In September 1987 the Company purchased a property located outside Erie, Pennsylvania on Interstate 90. This facility was acquired with the intention of building a major new travel plaza on the property. In October 1989 the Company acquired approximately 72 acres of land adjacent to this property. Construction of the new travel plaza is scheduled to begin in August 1995. This project will be financed through a combination of cash generated from operations and bank financing.

     In June 1991 the Company signed a franchise agreement with Choice Hotels International. Under the agreement, the Company's location in Greencastle, Pennsylvania is identified as a Friendship Inn and will utilize the Choice Hotels national registration system. The Company is required to remit monthly a royalty fee of 2% and a marketing fee of 2% of gross room revenue. The loss of the franchise rights would not have a material effect on the operations of the Company.

     In July 1992, the Company entered into a $1,875,580 term loan agreement with its secondary lender for the purpose of refinancing the balance of a mortgage loan due in 1996 and a term loan due in 1992, with the remaining funds to be used for Bloomsburg, Pennsylvania improvements. Principle payments are $10,419.89 per month plus interest that fluctuates with prime. The balance outstanding is due in a lump-sum payment in July 1997.

     On August 30, 1992, the Company sold its facility at Loganton, Pennsylvania to an unrelated third party. The transaction was for net book value and the Company received a mortgage on the property for a portion of the purchase price.

     On October 15, 1993, the Company sold its facility at Allentown, Pennsylvania to an unrelated third party. The transaction was in excess of the net book value and the Company received a mortgage on the property for a portion of the purchase price.

     On April 30, 1994, the Company acquired certain assets of Exit 3 Truck Services, Inc. in Greenland, New Hampshire. The acquisition consisted of the purchase of inventory and the leasehold interest in the real property on which the truck stop is located. The Company has since signed a new 20 year lease on the real property with two five year extensions. The Company has purchase options throughout the term of the lease.

     On June 30, 1994, the Company entered into a $2,500,000 term loan agreement with its primary lender covering the acquisition and certain improvements to the facility in Greenland, New Hampshire. Principal payments are $20,833.33 per month plus interest at the fixed rate of 9.65%. The loan is amortized over ten years with a balloon payment due on June 29, 1999.

     On September 29, 1994, the Company entered into an eight year term loan with its primary lender in the amount of $10,500,000. Proceeds from this loan were used for payment of a term loan due in 1996 at prime plus 1.25%, payment of $1.5 million due on the line of credit and capital expenditures. The loan has a fixed rate of 10.12% with interest only for six months. From April 1, 1995 until the loan matures a monthly payment of principal and interest in the amount of $166,957.84 is payable with all remaining principal and interest due September 29, 2002.

     The Company, through a private placement, issued $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Companys Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the Act) and in offshore transactions under Regulation S of the Act. The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Companys Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005. The warrants, which are exercisable at any time, entitle warrant holders to purchase up to a total of 15,500 shares of the Companys Common Stock at a price of $3.60 per share. The underwriter was issued warrants for 77,500 shares of the Companys Common Stock at a price of $3.60 per share in conjunction with this transaction. The Company will use the proceeds for expansion either through the acquisition of additional sites or the improvement of existing sites, or a combination thereof, and for working capital requirements.

     On June 15, 1995, the Company sold its facility at Fairplay, South Carolina to an unrelated third party. The transaction was for the net book value and the Company received a mortgage on the property for a portion of the purchase price.

     Information on major sales classifications is included in Item 7, page 17 of this report.

Capital Expenditures

     For the fiscal year ended April 30, 1994, the Company's
Capital Expenditures for property, plant and equipment amounted to $3,732,736.

Products and Services

     The Company provides the following products and services at its travel plazas and mini-travel plazas.

     1.   Petroleum Products

     The principal products sold by the Company at its travel plaza locations are petroleum derivatives, primarily diesel fuel, gasoline and lubricants. Each of the Company's travel plazas has diesel pump islands accessible to all sizes of trucks and tractor-trailers, as well as gasoline pump islands that are used primarily for automobiles at most locations. In addition, a wide range of motor oils and other lubricants are available at all locations.

     The Company has entered into an agreement with Griffith Oil, extending through December 1995, to purchase all of its petroleum products for three of its facilities. The purchases for the three sites for the year were approximately 14% of all petroleum purchases. In addition, the Company also purchased spot market pipeline tenders (bulk purchases) for its Berwick, Pennsylvania (Beach Haven) terminal, from Griffith Oil. These pipeline tenders accounted for approximately 8% of the petroleum products purchased by the Company during the fiscal year ended April 30, 1995. Management believes that the terms of the purchase agreement and the spot market purchases are fair and competitive when compared with the purchasing opportunities for similar products in like quantities from other vendors.

     2. Parts and Service

     Services and repairs are provided for trucks only, not for automobiles. The Company provides services on an as needed basis, in the case of breakdowns and unforeseen problems, and for regularly scheduled periodic maintenance for truck fleets and other customers. In addition to providing services and repairs, the Company also stocks tires and commonly needed parts at most of its locations.
Repair facilities are not available at Belmont, New York or Lake Station, Indiana. Truck washes, truck scales and paved parking areas large enough to accommodate a number of over-sized vehicles are also available at some or all of the Company's facilities.

     3. Restaurants

     Each facility, with the exception of Mahwah, New Jersey, includes a 24-hour, family style restaurant where customers are served a variety of "home-cooked" meals. The Company operates most of its restaurants under the name "Buckhorn Family Restaurant". The Company purchases its food products in bulk from unaffiliated sources and meals are prepared and cooked in on-site kitchens.

     4. Motels

     The Company's motel accommodations at travel plazas, which are available to truck drivers and the general public, generally contain double beds, basic furniture, a color television and a full bathroom. Rooms are available at nightly rates ranging from $25-$38 per night. Public laundry facilities are also available. Maybrook and Dansville, New York operate under a franchise from Days Inn. Greencastle, Pennsylvania operates under a franchise from the Friendship Inn, Division of Choice Hotels International.

     5. Shopping

     The Company operates both travel stores and convenience stores. Travel stores carry a wide range of products often purchased by truck drivers including health and beauty aids, snacks, tobacco products, western style clothing and footwear, electronic products (CB radios, radar detectors, small televisions, radios, stereos), gift items and many other items. Convenience stores, generally located near the gasoline pump islands, and used more by the general traveling public, offer bread, milk, beverages, snacks, food items and other products usually found in such stores. In addition, the Company now has an ATM machine at all of its locations to provide cash services for its customers.

     6. Billing and Accounting

     The Company offers its own credit billing service to truck fleet operators, permitting a driver to charge purchases of products and services. This service provides the fleet operator with daily records of its drivers' purchases through direct electronic transmission. The
Company's electronic billing system can accommodate customers who wish to pay on a cash basis to avoid finance charges or the higher cost of credit billing.

Properties

     The Company's principal office is located in approximately 7,567 square feet of leased office space at 3495 Winton Place, Building C, Rochester, New York 14623. The lease is through December 1997 at an average annual rent of $56,226 plus common area charges with two (2) five year extensions.
     The Company attempts to locate its travel plazas at sites with a high volume of truck and other traffic, as well as easy access for such highway traffic. Sites are generally located just off interstate highways or on other major highways. When and where possible, the Company seeks locations near intersections of such major routes, so that facilities will be easily accessible from more than one such route.

     A description of the travel plazas, mini-travel plazas and other facilities operated by the Company follows.

Travel Plazas

      1.  Dansville, New York.     This eight acre site is
located at the Dansville interchange of Interstate Route 390, a major north-south highway in western New York. The site, which is approximately forty miles south of the New York State Thruway and thirty miles north of US Route 17, is leased from the Livingston County Industrial Development Agency. The lease expires in March 2000, at which time the Company has both the right and the intention to buy all of the land and improvements for $1.00. The travel plaza contains ten diesel pumps, five gasoline pumps, a two-bay service area, a truck scale, six acres of paved parking, showers, a game room, a ninety-two seat restaurant, a twenty room motel, a travel store and a small convenience store.

      2. Maybrook, New York. This eighteen acre site is located at the Maybrook interchange of Interstate Route 84, approximately ten miles east of US Route 17 and eight miles west of the New York State Thruway. It is sub-leased from a corporation owned by two people, one of whom is the principal shareholder of the Company, under a lease that expires in March 2004 with three five year renewal options available. The travel plaza contains twelve diesel pumps, six gasoline pumps, a three-bay service area, a truck scale, showers, game room, eight acres of paved parking, a one hundred twenty-nine seat restaurant, a thirty-six room motel and a travel store.

      3.  Binghamton, New York.    The Company owns a ten
acre site located in suburban Binghamton at the intersection of US Route 17 and Interstate Route 81. The travel plaza contains eight diesel pumps, a two-bay service area, a truck scale, six acres of paved parking, a seventy-three seat restaurant, six motel rooms, showers, a travel store and a convenience store with two gasoline pumps.

      4. Mahwah, New Jersey. This six acre site in northern New Jersey is located on US Route 17, one interchange south of the New York State Thruway and approximately ten miles north of Interstate Route 80. It is leased from an unrelated landlord for a term expiring February 2002. The travel plaza contains three diesel pumps, a one-bay service area, approximately four and one-half acres of paved parking, twelve motel rooms, a travel store and showers.

      5.  Fultonville, New York.   The Company owns a twenty
acre site at Exit 28 of the New York State Thruway. The travel plaza contains eleven diesel pumps, a two-bay service area, a truck scale, showers, seven acres of paved parking, a one hundred twenty-four seat restaurant, a fourteen room motel, a travel store and a convenience store with four gasoline pumps.

      6. Candler, North Carolina. The Company owns an eighteen acre site located at Exit 37 of Interstate Route 40, less than ten miles west of Interstate Route 26 and Asheville, North Carolina. The travel plaza contains ten diesel pumps, four gasoline pumps, a two-bay service area, a truck scale, showers, eight acres of paved parking, a one hundred twenty-three seat restaurant and a travel store.

      7.  Bloomsburg, Pennsylvania.     The Company owns a
thirteen acre site located at Exit 34 on Interstate Route
80. The travel plaza contains twelve diesel pumps, eight gasoline pumps, a five-bay service area, game room, trucker lounge, showers, laundromat, travel store, a one hundred sixty-six seat restaurant and lighted paved parking.

      8.  Greenland, New Hampshire.     This seven acre site
is located at Exit 3 on Interstate Route 95. This facility is leased from an unrelated landlord for a term expiring April 2014. The travel plaza contains eight two hose diesel pumps, four gasoline pumps, a one-bay service area, a truck scale, showers, game room, travel store, a ninety-six seat restaurant and lighted paved parking.

       9. Milesburg, Pennsylvania. The Company owns a eleven and one half acre site located at Exit 23 on Interstate Route 80. The travel plaza contains four two hose diesel pumps, eight gasoline pumps, a three-bay service area, showers, game room, travel store, a ninety-six seat restaurant and lighted paved parking.

     10.  Paulsboro, New Jersey.   The Company owns a thirty-
two acre site located at the Mt. Royal Exit on Interstate Route 295. The travel plaza contains twelve diesel pumps, eight gasoline pumps, a truck scale, a truck wash, a thirteen room motel, showers, a three-bay service area, game room, travel store, brokerage service, a one hundred twenty-seven seat restaurant and lighted paved parking.

     11.  Porter, Indiana.    The Company owns a thirty-six
and one half acre site located at 1600 US Highway 20 near Exit 22b on Interstate Route 94. This travel plaza has a twenty-nine thousand square foot main building that contains a travel store, trucker lounge, showers, game room, broker's offices and a one hundred ninety-five seat restaurant. Additionally there is a two-bay service area, twelve diesel pumps, eight gasoline pumps and approximately nine acres of lighted paved parking.

     12.  Lake Station, Indiana.   This twenty-four acre
site is located on US Highway 51, just north of Interstate Routes 80 and 90. This facility is leased from an unrelated landlord until January 1999 with two ten year renewal options available. This travel plaza has a thirty thousand square foot main building that contains a travel store, truckers' lounge, game room, showers, brokers' offices and a two hundred and one seat restaurant. In addition there are sixteen diesel fuel islands covered by a canopy and paved parking for approximately two hundred trucks.

     13.  Greencastle, Pennsylvania.    The Company owns a
twenty-seven acre site located at Exit 3 on Interstate Route 81, a few miles north of the Maryland and Pennsylvania state border. The travel plaza consists of four buildings, a convenience store with gasoline fuel islands, a thirty-six room motel, a fuel building with a four-bay service area, twelve diesel pumps and a main building with a travel store, showers, a telephone room, a game room, trucker lounge and a one hundred forty-five seat restaurant.

Mini-travel Plazas

      1. Belmont, New York. The Company owns a nine acre site at the Belmont interchange on US Route 17, in southwestern New York state. The mini-travel plaza contains six diesel pumps, four gasoline pumps, a travel store, a convenience store, a fifty-five seat restaurant and three acres of paved parking.

Other Facilities

      1.  Berwick, Pennsylvania (Beach Haven)     The
Company owns a five acre site that is a pipeline terminal consisting of five above ground storage tanks with a total capacity of 2,411,585 gallons. It is used to store diesel fuel and home heating oil. An office building/warehouse is also located at the site.

     2.   Harborcreek, Pennsylvania.    The Company owns a
seventy-five acre site located at Exit 10 on Interstate
Route 90 just outside Erie. In January 1995, this facility was closed in preparation of construction of a full service travel plaza.


 Summary of Property Interest

     The following table summarizes the Company's interests
in real property, as discussed above:
                    Date         Approx.    Leased or     Rent Per     Lease
   Location         Opened       Acreage     Owned        Month (1)  Expiration
Dansville, NY       Mar 80           8      Leased (2)   $ 4,000(3)  Mar 2000
Maybrook, NY        Mar 84          18      Leased (4)   $37,500     Mar 2004
Binghamton, NY      Mar 84          10       Owned          N/A         N/A
Mahwah, NJ          Mar 84           6      Leased       $ 8,788     Feb 2002
Fultonville, NY     Mar 84          20       Owned          N/A         N/A
Belmont, NY         May 86           9       Owned          N/A         N/A
Candler, NC         Dec 86          18       Owned          N/A         N/A
Bloomsburg, PA      Dec 86          13       Owned          N/A         N/A
Milesburg, PA       Dec 86          12       Owned          N/A         N/A
Paulsboro, NJ       Dec 86          32       Owned          N/A         N/A
Berwick, PA         Dec 86           5       Owned          N/A         N/A
Harborcreek, PA     Oct 87          75       Owned          N/A         N/A
Porter, IN          Jan 89          36       Owned          N/A         N/A
Lake Station, IN    Jan 89          24      Leased (5)   $29,583     Jan 1999
Greencastle, PA     Dec 89          27       Owned          N/A         N/A
Rochester, NY       Aug 91       Office     Leased       $4,686      Dec 1997
Greenland, NH       Apr 94           7      Leased (6)  $18,000      Apr 2014

(1) In addition to the base rent listed in the above table, the Company is required to pay, under its leases, all property taxes, maintenance expenses and premiums for liability insurance on the respective properties.
(2) The Company has an option to purchase for $1.00 at the expiration of the lease term.
(3) Plus interest at 8.5% per annum on the declining principal balance of the Industrial Development Loan for this facility.
(4) Leased from Maybrook Realty, Inc., a corporation owned by two people, one of whom is the principal shareholder of the Company. The Company has the option to renew the lease for three five year periods with monthly payments of $41,250, $45,375 and $49,913 respectively. The Company has the option to purchase the facility upon the expiration of the lease or at the end of any extended term for $3,500,000.
(5) Leased from the previous owner of the Porter, Indiana facility. The Company has an option to purchase the facility any time after January 1999 for $3,250,000. If the Company does not purchase the facility, it also has the option to renew the lease for two ten year periods with monthly payments of $31,050 and $35,707 respectively.
(6) Leased from unrelated third party for 20 years with option to renew for two five year periods. Purchase options of $2,400,000 from 5/1/99 through 4/30/04, $2,750,000 from
5/1/04 through 4/30/09 and the greater of fair market value or $3,000,000 from 5/1/09 through 4/30/14.


Competition

     The truck stop business in general and the separate aspects that make up such business are all highly competitive. There are many chain and single operator truck stops throughout the Company's marketing area.

     In addition to other truck stops, the Company faces competition from major and independent oil companies and independent service station operators; national and independent operators of motels and motel chains; national and independent operators of restaurants, diners and other eating establishments; and super markets, department stores, other convenience stores, drug stores and other retail outlets.

     Many of the Company's competitors, such as the major oil companies and national and regional motel, restaurant and retail chains, are larger, better established and have greater financial and other resources than the Company.
While the Company intends to attempt to offset these advantages by continuing to offer all of its products and services in one, well chosen, highly visible and easily accessible location, there can be no assurance that this marketing strategy will be successful and profitable.

Regulation

     The Company's fueling operations are subject to federal, state and local laws and regulations concerning environmental matters. These laws and regulations affect the storing, dispensing and discharge of petroleum and other wastes and affect the Company both in the securing of permits for its fueling operations and in the ongoing conduct of such operations. Facilities that engage primarily in dispensing petroleum products have in the last ten years been the subject of close scrutiny by regulators. Although the Company believes that it maintains operating procedures satisfactory to comply with such regulations and scrutiny, maintains environmental insurance on most of its facilities, and to date has not had any material environmental claim or expense, there can be no assurance that significant cleanup or compliance costs may not be incurred by the Company and may affect the Company's earnings.

     In addition, the Company's motel and restaurant operations are subject to federal, state and local regulations concerning health standards, sanitation, fire and general overall safety. In addition, truck stops must comply with the requirements of local governmental bodies concerning zoning, land use and, as discussed above, environmental factors. Difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the opening of proposed new motor plazas.

Employees

     As of April 30, 1995, the Company had a total of 1,204 employees, 943 full-time and 261 part-time. Of the full-time employees, 31 are involved in the corporate office and administrative activities, 100 in travel plaza management, 4 in sales and marketing, 2 in design and construction management and the balance in general operating duties, where all of the part-time employees are involved.

     The Company has never had a work stoppage and none of its employees are represented by a labor organization. The
Company believes that it provides working conditions, wages and benefits that are competitive with other providers of similar products and services, and considers its employee relations to be excellent.

Item 2.   Properties

     A description of the Company's facilities is set forth under Item 1 of this Report beginning on page 8 under the caption "Properties" and such information is hereby incorporated by reference in this Item 2.

Item 3.   Legal Proceedings

     In 1988, the Company was sued in the Court of Common Pleas, Lucerne County, Pennsylvania by the purchaser (the Purchaser) of 23 gas stations from the Company claiming violations of a 1987 Agreement of Sale and seeking $2,395,000 in damages, which was the purchase price. Subsequent to the closing of the Agreement of Sale, two stations were conveyed back to the Company and Purchaser received, from an escrow deposit made by the Purchaser, $264,793, which will be credited to the Company should there be any recovery in the Purchasers action. The Purchaser is currently operating 21 of the purchased stations and has not requested a recission of the Agreement. The largest part of the Purchasers claims relates to alleged misrepresentations as to the amount of fuel that had been sold at the stations while operated by the Company. As a result of discovery and investigation, the Company is vigorously defending the claim and believes it has a defense to substantially all of the claims.

     The Company has filed a separate claim against the Purchaser seeking reimbursement for gasoline taxes paid to the Commonwealth of Pennsylvania by the Company that the Company claims were the responsibility of the Purchaser in connection with the purchase of the stations. The Company is asking for damages in excess of $50,000 and punitive damages in excess of $50,000. The matters discussed in this and the preceding paragraph may be consolidated for trial.

     The Company is not presently a party to any other litigation (i) that is not covered by insurance or (ii) which singly or in the aggregate would have a material adverse effect on the Company's financial condition and results of operations, and management has no knowledge that any other litigation has been threatened.

Item 4.   Submission of matters to a vote of Security
Holders.

     Not Applicable
                           PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     The common stock of the registrant is traded on the over-the-counter market on NASDAQ under the symbol TPOA. The range of reported high and low bid prices of the common stock during each quarter of the Company's fiscal years ended April 30, 1995, and April 30, 1994, were as follows:

                    1995                1994
               High       Low      High       Low

1st Quarter   2 3/4      1 7/8     1 3/4     1 1/8
2nd Quarter   2 1/2          2     3 1/8       7/8
3rd Quarter   2 7/8      2 1/8     3 1/8     2 3/16
4th Quarter   2 7/8      2 1/4     3 5/8      2 1/2

     As of April 30, 1995, the approximate number of holders of common stock of the registrant was 1,500.

     Bid prices are as reported by NASDAQ through April 30 of each year. All such prices represent actual transaction prices versus bid quotations because of the Company's inclusion on the NASDAQ National Market System.

     The Company may not declare dividends without prior consent from its primary lender. No dividends were declared or paid during the year.


  Item 6. Selected Financial Data


Operations    1995           1994         1993           1992          1991*

Net
Sales    $153,267,079   $137,575,675  $137,682,172   $137,945,037 $144,398,339

Gross
Profit   $ 38,237,699   $ 34,610,393  $ 32,574,737   $ 33,470,920 $ 34,901,796

Income before
cumulative
effect of change
in an accounting
principle $  1,890,032  $  1,457,613  $    782,592   $    553,918  $   136,408

Cumulative effect
of change in an
accounting
principle $          0  $    (99,735) $          0   $          0  $         0

Net
Income    $  1,890,032   $ 1,357,878  $    782,592   $    553,918  $   136,408


     Common Stock

Income before
cumulative effect
of change in an
accounting
principle $        .36   $        .28  $        .15   $        .11 $       .03

Cumulative effect
of change
in an accounting
principle $        .00   $       (.02) $        .00   $        .00 $       .00

Net
Income    $        .36   $        .26  $        .15   $        .11 $       .03

Common and Dilutive Common
  Equivalent
  Shares     5,295,523      5,260,100     5,184,038      5,184,038   5,186,656


     Financial Data

Total
Assets  $ 51,370,810     $ 41,847,897   $ 40,118,711  $ 42,433,989 $44,446,081

Long
Term
Liabilities $ 25,726,157 $ 18,268,139   $ 18,155,037 $ 21,040,025  $21,443,640


* Certain prior year balances have been reclassified to conform with the current year presentation.



Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of
 Operations

     Current year ended April 30, 1995 compared to year ended April 30, 1994

          The Company had earnings of $3,020,632 before income taxes and $1,890,032 in net income on net sales of $153,267,079. This is an improvement in net income of $532,154 or 39% and in net sales of $15,691,404 or 11%.

     Sales increased due to the acquisition in Greenland, New Hampshire and on a same unit basis. On a same unit basis, revenue from diesel sales were up 4%, restaurant up
6%, retail stores up 13% and truck repair shops up 11%.
Overall, revenue from diesel sales were up 11%, restaurants up 15%, retail stores up 19% and truck repair shops up 11%.

     Retail diesel gallons sold during 1995 were 89 million, an increase of 11 million gallons or 14% over the prior year. Same unit diesel gallons increased 4.4 million or 6%. Sales of retail gasoline gallons were 8.5 million for 1995, a increase of .6 million gallons or 7% from the prior year. Same unit gasoline sales increased .3 million or 4%.

     Gross profits increased $3.6 million from the prior year. The largest improvement came from restaurant gross profit increasing by $1.7 million as sales and margins improved. Diesel gross profits increased by $.8 million from the increased volume. Store gross profit increased $.8 million from increased sales and improved margins. Truck repair shop gross profit was up $.3 million from the increase in sales.

Listed below is the breakdown of revenue and gross profits by major sales classification for the fiscal years ended
April 30, 1995, and April 30, 1994.

              Percent     Percent      Percent      Percent
Sales         of 1995     of 1995      of 1994       of 1994
Category      Revenue   Gross Profit   Revenue     Gross Profit
Diesel Fuel     64          30            64           31
Gasoline         7           3             7            3
Restaurant      11          31            11           30
Store            8          12             8           11
Shop             6          12             6           13
Motel            1           3             1            3
Other            3           9             3            9

     Operating expenses were $2,263,000 or 8% more than the prior year. Approximately $2 million of the increase resulted from the Companys new facility in Greenland, New
Hampshire. Same unit expenses increased $.6 million or about
2%.

     General and administrative expenses increased $236,000 or 7% as compared to the prior year. Of this total, advertising increased $54,000 and travel and entertainment increased $74,000 due to additional staff and potential acquisition activity. The bonus provision increased $66,000 as a result of the increased profitability of the Company.

     Interest expense increased by $673,000 from the prior year as a result of the increased prime rate and increased levels of debt.

     Current year ended April 30, 1994 compared to year ended April 30, 1993

          The Company had earnings of $2,487,913 before income taxes and the cumulative effect of an accounting change and $1,357,878 in net income on net sales of $137,575,675. This is an improvement in net income of $575,286 and a decline in net sales of $106,497. The cumulative effect of an accounting change was a charge of $99,735 as the Company complied with SFAS 109 as of May 1, 1993.

     Fiscal 1994 sales declined $1 million as a result of the sale of the Loganton, Pennsylvania facility and $2.6 million as a result of the sale of the Allentown, Pennsylvania facility. Increased sales from diesel, gasoline, restaurants, shops and store merchandise on a same unit basis generally offset the sales decline from the disposal of these units, so that the net decline, as indicated above, was only $106,497.

     Retail diesel gallons sold during 1994 were 78 million, an increase of .3 million or .4% over the prior year. Same unit diesel gallons increased 2.2 million or 2.9%. Sales of retail gasoline gallons were 8 million for 1994, a decline of .3 million or 3.6% from prior year. Same unit gasoline sales increased .3 million or 3.8%.

     Gross profits increased $2 million from the prior year.
The largest improvement came from diesel gross profit increasing by $1.4 million as net margins improved.
Restaurant gross profits increased by $150,000. Shop gross profit was up $315,000 from the increase in sales.

Listed below is the breakdown of revenue and gross profits by major sales classification for the fiscal years ended
April 30, 1994, and April 30, 1993.

             Percent     Percent    Percent    Percent
Sales        of 1994     of 1994    of 1993    of 1993
Category     Revenue   Gross Profit  Revenue  Gross Profit
Diesel Fuel     64          31          66        29
Gasoline         7           3           7         3
Restaurant      11          30          11        31
Store            8          11           7        12
Shop             6          13           6        13
Motel            1           3           1         3
Other            3           9           2         9

     Operating expenses were $862,000 or 3.3% more than the prior year, Workers' compensation insurance increased
$221,000 due to rate increases and increased experience modification. Environmental expense increased $385,000 due to on-going remediation projects and a provision for estimated exposures. Repairs and maintenance increased
$113,000 due to the severe winter weather. Delivery and company vehicle expense increased $163,000 as we delivered more petroleum product by company vehicles.

     General and administrative expenses increased $335,000 or 10.3% as compared to the prior year. Advertising increased $88,000. Travel and entertainment increased
$75,000 due to an additional sales person and acquisition activity. The provision for bonus increased $213,000 as a result of the increased profitability of the company.

     Interest expense declined by $272,000 from the prior year as a result of the lower prime rate and reduced debt.

Financial Condition, Liquidity and Capital Resources

     Generally, the Company's capital resources are derived mainly from cash provided by operating activities. In fiscal 1995 operating activities accounted for the generation of cash in the amount of $4,113,673 compared to $3,973,781 in fiscal 1994 and $2,565,438 in fiscal 1993. The generation of cash in 1995 is a result of (a) accounts payable increasing $2,227,303 primarily due to an increase in inventory and the increase in capital expenditures, (b) an decrease in accrued expenses of $704,481 and (c) an increase in net income of $532,154 less an increase in accounts receivables of $672,194 from increased sales.

     Cash used in investing activities was $3,516,353 in fiscal 1995, $3,039,248 in fiscal 1994 and $275,289 in fiscal 1993. The primary change in 1995 from 1994 is due to the expenditure for the acquisition of the Greenland, New
Hampshire facility last year and an increase in capital expenditures of $2,373,845 in 1995 compared to 1994.

     Financing activities provided net cash of $5,819,058 in fiscal 1995 compared to a net use of cash in the amount of $837,926 in fiscal 1994 and $2,374,929 in fiscal 1993.
Proceeds from new long term debt of $10,500,000 were used during 1995 to refinance a term loan that was due in 1996, reduce the line of credit by $1,500,000 and provide $3,000,000 in funds for increased capital expenditures. In addition, $4,650,000 in Senior Subordinated Debentures were issued during the year in a private placement.

     As a result of the above activity, there was a net increase of cash in the amount of $6,416,398 in fiscal 1995 compared to a net increase of $96,607 in fiscal 1994 and a net decrease of cash in the amount of $84,780 in fiscal
1993.

     The amount permitted to be outstanding pursuant to the line of credit is the lesser of $2,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of April 30, 1995, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit. Commitments by the Company's primary lending institution for the line of credit expire on August 31, 1995. Before that time, the Company intends to re-negotiate the terms of this agreement.

     The Company had positive working capital of $5,020,244 at April 30, 1995, compared to negative working capital of $3,355,006 at April 30, 1994 as a result of the issuing of debentures and the refinancing of debt.

     On June 30, 1994, the Company entered into a $2,500,000 term loan agreement with its primary lender covering the acquisition and certain improvements planned for completion during 1995 to the Greenland, New Hampshire facility. Principal payments are $20,833.33 per month plus interest at the fixed rate of 9.65%. The loan is amortized over ten years with a balloon due on June 29, 1999.

     On September 29, 1994, the Company entered into an eight year term loan with its primary lender in the amount of $10,500,000. Proceeds from this loan were used for payment of a term loan due in 1996 at prime plus 1.25%, payment of $1.5 million due on the line of credit and capital expenditures. The loan has a fixed rate of 10.12% with interest only for six months. From April 1, 1995 until the loan matures a monthly payment of principal and interest in the amount of $166,957.84 is payable with all remaining principal and interest due September 29, 2002.

     The Company, through a private placement, sold $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Companys Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the Act) and in offshore transactions under Regulation S of the Act. The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Companys Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005. The warrants, which are exercisable at any time, entitle warrant holders to purchase up to a total of 15,500 shares of the Companys Common Stock at a price of $3.60 per share. The underwriter was issued warrants for 77,500 shares of the Companys Common Stock at a price of $3.60 per share in conjunction with this transaction. The Company will use the proceeds for expansion either through the acquisition of additional sites or the improvement of existing sites, or a combination thereof, and for working capital requirements.

     On June 15, 1995, the Company sold its facility at Fairplay, South Carolina to an unrelated third party. The transaction was for the net book value and the Company received a mortgage on the property for a portion of the purchase price.

     The Company now has a significant portion of its borrowings financed through fixed interest rates. To protect the Company from fluctuations in interest rates that could impact its operations, the Company purchased rate cap protection on $10,000,000 of its debt on July 24, 1992, with a ceiling rate of 8.5% for three years. On October 24, 1992, the Company purchased an additional rate cap protection on $8,000,000 of its debt with a ceiling rate of 8% for three years.

     Certain loan agreements require that the Company maintain specified minimums with regard to net worth, current maturity coverage and the incurrence of additional indebtedness. In addition, the Company cannot declare dividends without the consent of its primary lender. The
Company is in compliance with such requirements and restrictions.

     Authorized, but unissued stock is available for financing needs; however there are no current plans to use this source.


         Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Schedules

                                                                       Page
The Following information is presented in this report:

     Report of IndependentAccountants.......................            23

     Balance Sheet for the years ended
     April 30, 1995 and 1994................................            24

     Statement of Income for the years ended
      April 30, 1995, 1994 and 1993.........................            25

     Statement of Changes in Shareholders' Equity for the
      years ended April 30, 1995, 1994 and 1993.............            26

     Statement of Cash Flows for the years ended
      April 30, 1995, 1994 and 1993.........................            27

     Notes to Financial Statements..........................            28

     Financial Statement Schedules for years ended
      April 30, 1995, 1994 and 1993:

     Supplementary Financial Information(Unaudited).........            37

All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.



              Report of Independent Accountants



To the Board of Directors
 and Shareholders of
Travel Ports of America, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Travel Ports of America, Inc. at April 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, in 1994 the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes."





PRICE WATERHOUSE LLP

Rochester, New York  14604
July 11, 1995





TRAVEL PORTS OF AMERICA, INC.
Balance Sheet
                                                April 30,
                                       1995                    1994
Assets
Current assets:
    Cash and cash equivalents    $   7,593,798           $    1,177,400
    Accounts receivable, less
    allowance for doubtful
     accounts
     ($214,000 in 1995
     and  $207,000 in 1994)          3,683,235                3,018,092
    Notes receivable                   332,655                   86,699
    Inventories                      5,790,823                4,572,142
    Prepaid and other
    current assets                     532,904                  514,789
    Deferred taxes - current           381,900                  436,100
        Total current assets        18,315,315                9,805,222

Notes receivable due
after one year                       1,390,600                1,689,277
Property, plant and equipment, net  27,052,462               25,725,081
Cost in excess of underlying
net asset value
of acquired companies                2,032,686                2,096,876
Other assets                         2,579,747                2,531,441

                                 $  51,370,810           $   41,847,897

Liabilities and Shareholders' Equity
Current liabilities:
Note payable                                             $    1,752,000
    Current portion of
    long-term debt               $    2,360,015               2,256,795
    Accounts payable                  6,897,323               4,894,227
    Accounts
    payable - affiliate                 597,100                 372,893
    Accrued compensation              1,335,305               1,074,504
    Accrued sales and fuel tax        1,047,649               1,456,013
    Accrued expenses and
    other current liabilities         1,057,679               1,106,739
    Income taxes payable                                        247,057
    Total current liabilities        13,295,071              13,160,228

Long-term debt                       20,328,957              17,551,139
Convertible senior
subordinated debentures               4,650,000
Deferred income taxes                   747,200                 717,000
        Total liabilities            39,021,228              31,428,367

Commitments and contingencies (Note 11)

Shareholders' equity:
   Common stock, $.01 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
       5,209,924 shares
       in 1995 and 5,184,038
       shares in 1994                    52,099                  51,841
  Additional paid-in capital          3,767,741               3,727,979
  Retained earnings                   8,529,742               6,639,710
        Total shareholders equity   12,349,582              10,419,530

                                $    51,370,810          $   41,847,897

    The accompanying notes are an integral part of these
                    financial statements.
TRAVEL PORTS OF AMERICA, INC.
Statement of Income


                                                Year ended
April 30,
                                  1995           1994           1993

Net sales and operating
revenues (including
 consumer excise
 taxes of $35,356,000 in 1995,
 $31,270,000 in 1994
 and $29,273,000 in 1993) $    153,267,079    $137,575,675   $ 137,682,172

Cost of goods sold (including
purchases from
 an affiliate of $18,833,000
 in 1995, $18,228,000
 in 1994 and
 $15,383,000 in 1993)          115,029,380    102,965,282      105,107,435
Gross profit                    38,237,699     34,610,393       32,574,737

Operating expenses              29,386,240     27,122,941       26,260,676

General and
administrative expenses          3,805,780      3,569,441        3,234,885

Interest expense                 2,290,904      1,618,341        1,889,970

Other income, net                 (265,857)      (188,243)        (181,486)
                                35,217,067     32,122,480       31,204,045

Income before income
taxes and cumulative
 effect of change in
 an accounting principle         3,020,632      2,487,913        1,370,692

Provision for income taxes       1,130,600      1,030,300          588,100

Income before cumulative
effect of change
 in an accounting principle      1,890,032      1,457,613          782,592

Cumulative effect of change
in an accounting
 principle                         (99,735)
Net income                  $    1,890,032  $   1,357,878     $    782,592



Earnings per common share:
 Income before cumulative
 effect of change
  in accounting principle   $          .36  $         .28     $        .15
 Cumulative effect of change in accounting
    principle                          .00           (.02)             .00

   Net income                      $       .36$       .26$             .15




    The accompanying notes are an integral part of these
                    financial statements.

TRAVEL PORTS OF AMERICA, INC.
Statement of Changes in Shareholders Equity


                            Additional                     Total
                Common      paid-in          Retained      shareholders'
                stock       capital          earnings      equity

Balance at
April 30, 1992 $ 51,841   $ 3,727,979       $ 4,499,240   $ 8,279,060

Net income                                      782,592       782,592
Balance at
April 30, 1993   51,841     3,727,979         5,281,832     9,061,652

Net income                                    1,357,878     1,357,878

Balance at
April 30, 1994   51,841     3,727,979         6,639,710    10,419,530

Net income                                    1,890,032     1,890,032

Excercise of
options             258        39,762                          40,020

Balance at
April 30, 1995  $52,099   $ 3,767,741       $ 8,529,742   $12,349,582


The accompanying notes are an integral part of these financial statements.

TRAVEL PORTS OF AMERICA, INC.
Statement of Cash Flows

                               Year ended April 30,
                          1995           1994           1993
Operating activities:
 Net income           $1,890,032     $  1,357,878    $ 782,592
 Cumulative effect of
 change in
 an accounting
 principle                                 99,735
 Depreciation and
 amortization          2,439,513        2,359,947    2,332,492
 Provision for losses
 on accounts
 receivable                7,051           30,517       64,968
 Provision for
 (benefit of) deferred
 income taxes             84,400          (38,906)       5,300
 Loss (gain) on sale
 of assets                27,462         (234,485)    (350,494)
 Provision for
 inventory obsolescence   58,601
 Writedown of assets to
 fair market value        50,000          200,000      182,023
 Changes in operating
 assets and liabilities -
 Accounts receivable    (672,194)        (449,116)     250,865
   Notes receivable      (29,792)
   Inventories        (1,277,282)        (183,546)    (157,742)
   Prepaid and other
   current assets        (18,115)         (49,273)      93,226
   Accounts payable    2,227,303        1,269,037     (310,652)
   Accrued
   compensation          260,801           92,360     (382,714)
   Accrued sales
   and fuel tax         (408,364)        (669,189)     216,757
   Accrued expenses
   and other current
   liabilities           (49,060)         177,303       95,435
   Changes in income
   taxes
   receivable/payable   (247,057)         (15,253)     (99,372)
     Changes in other
     non-current assets (429,606)          26,772     (157,246)
     Net cash provided
     by operating
     activities        3,913,693        3,973,781    2,565,438

Investing activities:
 Expenditures for
 property, plant
 and equipment        (3,732,736)      (1,358,891)  (1,205,856)
 Acquisition of
 leasehold interest                    (2,075,000)
 Decrease (increase)
 in other assets         200,000         (200,000)
 Proceeds from
 sale/disposal of
 property, plant and
equipment                133,870          366,512      689,500
 Net proceeds received
 from notes receivable    82,513          228,131      241,067
     Net cash used
     in investing
     activities       (3,316,353)      (3,039,248)    (275,289)

Financing activities:
 Net short-term
 (payments)
 borrowings           (1,752,000)        (286,000)     208,000
 Principal payments
 of long-term debt    (7,618,962)      (3,051,926)  (3,382,929)
 Proceeds from
 long-term borrowings 10,500,000        2,500,000      800,000
 Proceeds from
 convertible senior
 subordinated
 debentures            4,650,000
 Exercise of
 stock options            40,020
 Net cash provided by
 (used in) in
 financing             5,819,058         (837,926)  (2,374,929)
Net increase (decrease)
in cash and
equivalents            6,416,398           96,607      (84,780)
Cash and
equivalents - beginning
of year                1,177,400        1,080,793    1,165,573

Cash and
equivalents - end
of year              $ 7,593,798      $ 1,177,400  $ 1,080,793

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
 Interest paid       $ 2,200,881      $ 1,625,628  $ 1,899,644
 Income taxes
 paid, net           $ 1,396,100      $ 1,046,085  $   687,997

    The accompanying notes are an integral part of these
                    financial statements.

TRAVEL PORTS OF AMERICA, INC.
Notes to Financial Statements
April 30, 1995

NOTE 1 - THE COMPANY AND ITS ACCOUNTING POLICIES:

The Company is primarily engaged in the operation of travel plazas and has thirteen full service plazas and one mini plaza located in the states of New York, Pennsylvania, New
Jersey, Indiana, North Carolina and New Hampshire. A significant portion of the Company's sales and receivables are with companies in the trucking and related industries.

Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

The Company's significant accounting policies follow.

Allowance for doubtful accounts

Accounts receivable are reviewed on a regular basis and the allowance for doubtful accounts is adjusted to reserve for specific accounts believed to be uncollectible. In addition, a general reserve is provided on remaining accounts receivable to cover potential problems not yet apparent, based upon historical loss information.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows: land improvements - 15 years; buildings and improvements - 15 to 31 years; and equipment and fixtures - 3 to 15 years. Leasehold improvements are amortized over the remaining term of the applicable leases or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Cost in excess of underlying net asset value of acquired companies

The Company amortizes cost in excess of underlying net asset value of companies acquired over 40 years. The amount presented on the balance sheet is net of accumulated amortization of $534,918 and $470,728 at April 30, 1995 and 1994, respectively. Amortization expense for the years ended April 30, 1995, 1994 and 1993 was $64,190, $67,434 and
$71,972, respectively.




Deferred financing costs

Deferred financing costs included within other assets are being amortized on a straight-line basis over the term of the related debt. Amortization expense for the years ended
1995, 1994 and 1993 was $183,544, $107,125 and $72,402,
respectively.

Earnings per share

Earnings per share is computed by dividing net income by the weighted average number of common and, when applicable, common equivalent shares outstanding during the period. Weighted average shares used in the computation were 5,295,523 in 1995, 5,260,100 in 1994 and 5,184,038 in 1993.
Fully diluted earnings per share have not been presented as they do not differ materially from primary earnings per share.

Cash flows statement

For purposes of this statement, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

During fiscal 1994, the Company sold one of its travel plazas and received as partial consideration a note receivable in the amount of $1,425,000.

Income taxes

In May 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The adoption of SFAS No. 109 was recognized in the financial statements as the cumulative effect of a change in accounting principle and resulted in a $99,735 unfavorable impact on 1994 earnings.

NOTE 2 - ACQUISITIONS AND DISPOSALS:

On June 15, 1995, the Company sold its Fairplay, South
Carolina facility to an unrelated third party at net book value. The Company received a mortgage on the property for a portion of the purchase price. The sale will not have a significant impact on future operations.

On April 30, 1994, the Company acquired a leasehold interest in a full service travel plaza in Greenland, New Hampshire from a bankruptcy court. In conjunction with this acquisition, the Company also purchased $75,000 in inventory. Simultaneously, the Company entered a twenty-year operating lease for the facility with a third party unrelated to the seller. The leasehold interest will be amortized over the life of the lease. The Company made a cash payment for this acquisition amounting to less than 5% of its total assets.

In August of 1993, the Company sold its Allentown,
Pennsylvania facility. The Company received as consideration a cash down payment and a $1,425,000 note receivable. This sale had no significant impact on operations.

During 1993, the Company ceased operations at one facility and the related assets were disposed of with no significant impact on operations.

NOTE 3 - INVENTORIES:

Major classifications of inventories are as follows:
                                           1995          1994
 At first-in, first-out (FIFO) cost:
  Petroleum products                     $1,467,754   $ 956,313
  Store merchandise                       1,708,595   1,497,499
  Parts for repairs and tires             2,138,790   1,689,606
  Other                                     475,684     428,724

                                        $ 5,790,823 $ 4,572,142

The FIFO value of inventory approximates the current replacement cost.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Major classifications of property, plant and equipment are as follows:

                                          1995       1994

 Land                                  $6,520,112  $6,362,594
 Land improvements                      7,415,110   7,056,191
 Buildings and improvements            18,074,104  17,621,875
 Equipment and fixtures                10,561,679   9,271,878
 Leasehold improvements                 1,536,711   1,347,906
 Construction in progress               1,024,099      31,824
                                       45,131,815  41,692,268
  Less - Allowance for
  depreciation and amortization      (18,079,353) (15,967,187)

                                    $ 27,052,462 $ 25,725,081

These amounts include property, plant and equipment under a capital lease as follows:

                                             1995     1994

    Building                               $706,031  $706,031
    Land improvements                       243,969   243,069
                                            950,000   950,000
      Less - Accumulated amortization      (616,820) (593,630)

                                          $ 333,180 $ 356,370

The leased assets relate to an agreement with the Livingston County Industrial Development Agency under which the Agency's bond proceeds were used to acquire, construct and equip an operating facility in Dansville, New York. The Company has the option to buy the facility for $1 at the end of the lease term, February 2000. Lease amortization amounted to $23,190 for each of the years 1995, 1994 and 1993, and is included in depreciation expense.

NOTE 5 - OTHER ASSETS:

At April 30, 1995 and 1994, other assets primarily consist of a leasehold interest in a full service travel plaza in Greenland, New Hampshire. Other assets at April 30, 1995 and 1994 also include financing costs. The leasehold interest represents the amount paid by the Company for the rights to operate a full service plaza under the terms of a twenty-year lease. The leasehold interest is being amortized over the life of the lease (Note 6).

NOTE 6 - LEASES:

The Company leases four of its operating facilities and its home office under various terms from 3 to 20 years. Certain of the operating leases contain renewal options for periods beyond their original terms at specified rates of payment and four of the leases include purchase options exercisable at future dates. The Company has also entered into various leases of equipment and property used in operations and related office space with various lease periods and renewal options.

At April 30, 1995, future minimum payments required under non-cancelable leases are as follows:

                                          Operating  Capital
        1996                              $1,531,048 $67,115
        1997                              1,411,895   63,077
        1998                              1,202,748   59,041
        1999                                825,059   55,001
        2000                                827,098   50,965
        Future                            6,065,141   11,315

                                       $ 11,862,989  306,514
        Less - Amount representing interest          (57,929)

        Present value of net minimum lease payments $248,585

Rental expense applicable to operating leases, net of sublease income of $361,600, $275,100, and $269,000 amounted to $1,180,600, $1,037,800, and $1,128,800 for 1995, 1994 and
1993, respectively.



NOTE 7 - DEBT:

Long-term debt consists of the following:

                                          1995       1994

Mortgage loans:
 Due 2001, prime plus 1.000%           $ 411,061   $ 505,556
 Due 2003, prime plus .875%            1,100,009   1,233,341
 Due 2004, prime plus .875%            2,858,379   3,185,028
 Due 2005, prime plus .875%            3,574,942   3,941,644

Term loans:
 Due 1996, prime plus 1.250%                       6,193,383
 Due 1997, prime plus 1.000%           1,531,724   1,656,763
 Due 1999, fixed rate of 9.650%        2,291,670   2,500,000
 Due 2002, fixed rate of 10.120%      10,424,544

Obligation under capital lease, 8.250%   248,585     296,090

Other long-term debt, various
rates and maturities                     248,058     296,129
                                      22,688,972  19,807,934
 Less - Portion due within
 one year, including
  amounts for capital lease
  of $47,500 in
  1995 and 1994                       (2,360,015) (2,256,795)

                                    $ 20,328,957 $17,551,139


The prime interest rate was 9.00% and 6.75% at April 30, 1995 and 1994, respectively.

During June 1994, the Company entered into a $2,500,000 term loan at 9.65%. Proceeds from this loan were used to finance the acquisition and renovation of the Greenland, New Hampshire facility. The loan requires monthly payments of principal and interest through May 1999 with a lump sum payment in June 1999.

During September 1994, the Company entered into a $10,500,000 term loan at 10.12%. Proceeds from this loan were used to refinance an existing prime plus 1.25% term loan, refinance a prime plus 1% note payable under a bank line of credit and finance capital additions at various facilities. The loan requires monthly payments of principal and interest through August 2002 with a lump sum payment in September 2002.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit through August 31, 1995. The line of credit is now limited to the lesser of $2,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. The maximum balance outstanding on this line of credit during 1995 was $1,752,000. At April 30, 1995, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit.

None of the debt agreements outstanding during 1995 require material compensating balances or commitment fees.
Substantially all assets of the Company have been pledged to secure the outstanding borrowings.

Certain loan agreements require that the Company maintain specified minimums with regard to net worth, current maturity coverage and the incurrence of additional indebtedness. In addition, the Company cannot declare dividends without the consent of its primary lender. The
Company is in compliance with such requirements and restrictions.

Long-term debt requirements excluding capital leases, over the next five years are as follows: 1996 - $2,312,500; 1997
- - $2,420,000; 1998 - $2,425,600; 1999 - $2,636,700 and
2000 - $2,779,300.

NOTE 8 - CONVERTIBLE SENIOR SUBORDINATED DEBENTURES:

During January 1995, the Company issued $4,650,000 of 8.5% convertible senior subordinated debentures due January 15, 2005 together with warrants to purchase 93,000 additional shares of the Company's common stock. No principal repayments are required until January 2001. Commencing in January 2001, the Company is required to redeem, on an annual basis, 20% of the outstanding balance of debentures at par. Interest is payable on a quarterly basis. The debentures are subordinate to all other indebtedness and may be converted at the bondholders' option into 1,550,000 shares of the Company's common stock at $3.00 per share.
The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% of the principal amount outstanding as of January 15, 1998, and gradually decreasing to 100% of the principal amount outstanding at maturity on January 15, 2005.

The warrants are exercisable at any time through their expiration date of January 2005 at an exercise price of $3.60 per share.

NOTE 9 - INCOME TAXES:

The provision for income taxes consists of the following:

                                   1995     1994      1993
     Current provision:
      Federal                    $806,900  $770,600  $441,500
      State                       239,300   298,700   141,300
                                1,046,200 1,069,300   582,800
     Deferred provision (benefit):
      Federal                      67,200     2,400    16,000
      State                        17,200   (41,400)  (10,700)
                                   84,400   (39,000)    5,300

                              $ 1,130,600 $1,030,300 $588,100





The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

               1995                 1994                  1993
                     Per cent          Per cent           Per cent
                       of                of                 of
                      income            income             income
                      before            before             before
              Amount  taxes    Amount   taxes    Amount    taxes
Statutory federal
 rate      $1,027,000 34.0%   $845,900   34.0%  $466,000   34.0%
State income
 taxes, net of
 federal
 benefit      172,200  5.7     156,900    6.3     93,200    6.8
Amortization of
 goodwill      21,800   .7      22,900     .9     24,500    1.8
Meals and
 entertainment 20,100   .7       4,200     .2      3,200     .2
Expenditures
 not deductible for
 book        (40,500) (1.3)
 Excess
 tax reserve (70,700) (2.4)
Other            700               400             1,200

Effective
tax rate$  1,130,600  37.4% $1,030,300   41.4% $588,1004   2.9%
A summary of the deferred income tax assets and liabilities are as follows:

                                             1995      1994

    Assets
    Bad debt reserve                        $81,900   $84,700
    Vacation accrual                         57,600    60,400
    Inventory basis difference              110,600    80,100
    Book accruals not currently
    deductible for tax                      131,800   210,900

                                          $ 381,900  $436,100

    Liabilities
    Depreciation                          $ 747,200  $717,000

The Company had an Alternative Minimum Tax Credit carryforward of approximately $203,000 at April 30, 1993 which was utilized to reduce regular federal income tax payable in 1994. Prior to 1994, deferred taxes were provided for significant timing differences primarily consisting of depreciation, accruals and allowances not deductible for tax purposes and alternative minimum tax credits.

NOTE 10 - SHAREHOLDERS' EQUITY:

The Company has three common stock incentive plans for officers and other key employees. The first plan, established in 1987, provides for the issuance of up to 180,000 shares of common stock of which 5,436 options are available for future grant as of April 30, 1995. The second plan, established in 1992, provides for the issuance of up to 100,000 shares of common stock of which 1,002 options are available for future grant as of April 30, 1995. The third plan, established in 1994, provides for issuance of up to 200,000 shares of common stock of which 14,500 options are available for future grant as of April 30, 1995. Provisions of the plans are similar. Options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. A summary of changes in outstanding stock options is as follows:


                     Prices during
                      fiscal years    1995      1994      1993

Outstanding
at beginning of year $1.44 - $2.50   345,248   184,250  188,500
Granted              $1.44 - $2.50   113,500   192,998
Exercised            $1.50 - $2.12   (25,886)
Canceled             $1.62 - $2.12   (10,124)  (32,000)  (4,250)

Outstanding at
the end of year      $1.44 - $2.50   422,738   345,248  184,250

Shares available for grant            20,938   124,314   85,312

During 1995, warrants for 93,000 shares were issued in conjunction with the issuance of $4,650,000 of convertible senior subordinated debentures (Note 8).

During September 1986, shareholders approved the issuance of non-qualified stock options to the former preferred shareholders enabling them to purchase an aggregate of 1,000,000 shares of common stock at $4.75 per share, the fair market value of the common stock at the date of grant. The options became exercisable at the rate of 20% per year on a cumulative basis beginning in fiscal 1989 and had a duration of ten years. During 1994, the Company repurchased the options for $100,000. This amount was recorded as general and administrative expense in the Statement of Income.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

United Petroleum Marketing Inc. and United Petroleum Realty Corp., a petroleum retailer and real estate company, initiated a suit against the Company alleging damages of $2,395,000, claiming that the Company violated the Agreement of Sale and various other agreements relating to the sale of twenty-three gasoline stations in 1987. Although the Company is unable to predict with certainty the outcome of the aforementioned matter, management believes this claim is without merit and that it is unlikely that any liability it may incur would have an adverse effect on the financial condition or results of operations of the Company.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

The Company plans to construct a new facility near Erie, Pennsylvania. Construction of the facility is currently scheduled to begin during August 1995. The total cost of this facility is expected to approximate $7,000,000 and is expected to be financed through a combination of cash generated from operations and bank financing.

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has a long-term contract, which extends through December 1995, with a petroleum distributor owned by a shareholder director for the supply of gasoline and diesel fuel to certain motor plazas. Purchases from this company were $18,833,000 in fiscal 1995, $18,228,100 in fiscal 1994, and
$15,383,000 in fiscal year 1993.  At April 30, 1995 and 1994,
$568,600 and $347,900, respectively, were owed to this supplier under contract terms calling for payment within fifteen days.
The Maybrook, New York motor plaza is leased from a realty company owned by two individuals, one of whom is a shareholder director of the Company. The lease covers a period through March 2004 at which time the Company has the option to purchase the facility for $3,500,000. Annual rentals under the lease are $450,000.

The Company pays a shareholder director, fees and bonuses for consulting, management and other services rendered to the Company. These fees and bonuses amounted to approximately $204,800, $239,000 and $188,000 for the years
1995, 1994 and 1993, respectively.



Item 8. Financial Statement and Supplementary Data

     A capsule summary of the Companys unaudited quarterly
net sales, gross profit, net income and earnings per share
for the years ended April 30, 1995, 1994 and 1993 is
presented below.
            First       Second           Third      Fourth          Total
1995       Quarter      Quarter         Quarter     Quarter          Year
Net Sales $38,175,726 $39,075,621    $37,529,063  $38,486,669  $153,267,079

Gross
Profit    $ 9,778,327 $10,092,832    $ 9,246,917  $ 9,119,623  $ 38,237,699

Net
Income    $   561,250 $   714,111    $   286,917  $   327,754  $  1,890,032

Net
Income
 Per
 Share    $      0.11 $      0.14    $      0.05  $      0.06  $       0.36

              First        Second           Third       Fourth        Total
1994         Quarter       Quarter         Quarter      Quarter        Year
Net Sales $34,380,334    $34,574,038    $32,661,421  $35,959,882 $137,575,675

Gross
Profit    $ 8,971,090    $ 8,732,120    $ 7,812,943  $ 9,094,240 $ 34,610,393

Net Income Before Cumulative Effect of Change in an
Accounting
 Principle $  555,277    $   523,361    $   101,761  $   277,214 $  1,457,613
Change in Accounting
 Principle $   (99,735)  $         0    $         0  $         0 $    (99,735)
Net Income $   455,542   $   523,361    $   101,761  $   277,214 $  1,357,878

Net Income Per Share Before Cumulative Effect of Change in
an Accounting
 Principle $      0.11   $      0.10    $      0.02  $      0.05 $       0.28
Change in Accounting
 Principle $     (0.02)  $      0.00    $      0.00  $      0.00 $      (0.02)
Net Income
 Per Share $      0.09   $      0.10    $      0.02  $      0.05 $       0.26

                First        Second         Third      Fourth       Total
1993           Quarter       Quarter        Quarter    Quarter       Year
Net Sales   $32,673,009    $35,161,794   $33,137,541 $36,709,828 $137,682,172

Gross
Profit      $ 7,845,563    $ 8,316,296   $ 7,850,181 $ 8,562,697 $ 32,574,737

Net Income  $   100,007    $    252,105  $   221,849 $   208,631 $    782,582

Net Income
 Per Share  $      0.02    $       0.05  $      0.04 $      0.04 $       0.15


Item 9.   Disagreements on Accounting and Financial
Disclosure

     Not Applicable


                          PART III


Item 10.  Directors and Executive Officers of Registrant

     The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 24, 1995, under "Election of Directors".

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 24, 1995, under "Compensation of the Directors and Executive Officers".

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 24, 1995, under "Principal Holders of Voting Securities" and "Election of Directors".

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 24, 1995, under "Certain Relationships and Related Transactions" or "Compensation of Directors and Executive Officers" and "Election of Officers".



                           PART IV

Item 14. Exhibits, Financial Statement Schedules on Form 10-K

Item 14(a)(1), 14(a)(2) and 14(d):

     The following financial statement and financial statement schedules are filed as a part of Item 8 of this
Report:

     Report of Independent Accountants

     Balance Sheet for the years ended April 30, 1995 and
1994

     Statement of Income for the years ended April 30, 1995, 1994 and 1993

     Statement of Changes in Shareholders' Equity for the
years ended               April 30, 1995, 1994 and 1993

     Statement of Cash Flows for the years ended April 30, 1995, 1994 and 1993

     Notes to Financial Statements

     Financial Statement Schedules for years ended April 30,
1995, 1994 and 1993

     Selected Quarterly Financial Information (Unaudited)

     All other schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

Item 14(b):

     During the fourth quarter of fiscal 1995, a Current
Report on Form 8-K, dated February 15, 1995, was filed with the Commission.

Item 14(a)(3) and 14(c):

     See Index to Exhibits
                      INDEX TO EXHIBITS

 (3) Articles of Incorporation and By-laws

              Exhibit 3-a and exhibit 3-b to the Company's
    Registration Statement on Form S-18, File No. 33-7870-
    NY are incorporated herein by reference with respect to the Restated Certificate of Incorporation and By-laws of the Company.

              3-c Certificate of Amendment of Certificate of Incorporation changing the name of the Corporation, is incorporated herein by reference to Exhibit 3-c of the Company's report on Form 10-K dated July 27, 1993.

 (4) Instruments defining the rights of security holders, including indentures

          The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

          Exhibit 4-a, Form of Common Stock Certificate, to the Company's Registration Statement on Form S-18, File No. 33-7870-NY is incorporated herein by reference with respect to instruments defining the rights of security holders.

          Exhibit 4-c, Form of Indenture dated as of January 24, 1995, between Travel Ports of America, Inc. and American Stock Transfer and Trust Company, as Trustee, with respect to up to $5,000,000 principal amount of 8.5% Convertible Senior Subordinated Debentures due January 15, 2005 is incorporated by reference to
     Exhibit 4-c to the Companys Current Report on Form 8-K dated February 15, 1995.

          Exhibit 4-d, Form of Warrant to purchase Common
     Stock is incorporated by reference to Exhibit 4-d to the Companys Current Report on Form 8-K dated February
     15, 1995.

 (9) Voting trust agreements

          None

(10) Material contracts

     10.1 The following material contracts are incorporated herein by reference to the Company's Registration
     Statement on Form S-18, File No. 33-7870-NY:

          10-a Employee Incentive Stock Option Plan

          10-b Lease dated as of March 1, 1980, between the Company and Livingston County Industrial
          Development Agency for the Dansville, New York facility.

          10-c Sublease dated as of March 30, 1984, between the Company and Maybrook Realty for the Maybrook, New York facility.

          10-d Sublease dated March 14, 1984, between the
          Company and Ryder Truckstops, Inc. ("Ryder") for part of the Mahwah, New Jersey facility.

          10-e Sublease dated March 14, 1984, between the
          Company and Ryder for part of the Mahwah, New
          Jersey facility.

          10-f Lease dated February 1, 1973, between
          Truckstop Corporation of America, Inc. ("TCA") and
          E. Elwood Moore and Francis Moore, together with Assignments to the Company, dated March 14, 1984 for part of the Mahwah, New Jersey facility.

          10-u Unbranded Distillate Sales Agreement dated
          January 2, 1986, between the Company and W.W.
          Griffith Oil Co., Inc.

          10-v Purchase and Sales Contract for the Belmont,
          New York facility dated February 7, 1986, between the Company and W.W. Griffith Oil Co., Inc.

     10.2 Lease, dated December 1, 1988, amended January 10, 1989, between the Company and Christ T. Panos is incorporated herein by reference to Exhibit 2 (b) and
     (c) to the Company's Current Report on Form 8-K dated January 20, 1989, as amended by Form 8-K dated March 21, 1989.

     10.3 Real estate mortgage dated January 5, 1989, executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. is incorporated herein by reference to Exhibits 2 (n), 2 (p) and 2 (q) to the Company's Amended Current Report on Form 8-K dated March 21, 1989.

     10.4 Mortgage Agreement dated December 1989 executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. relating to the construction of the Greencastle, Pennsylvania facility is incorporated herein by reference to Exhibit 10 (e) of the Company's report on Form 10-K dated August 10, 1990.

     10.5 Credit Agreement dated June 1988 executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. is incorporated herein by reference to Exhibit 10 (f) of the Company's report on Form 10-K dated August 10, 1990.

     10.6 Term Loan Note dated January 28, 1991, executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. is incorporated herein by reference to Exhibit 4 (c) of the Company's report on Form 10-Q dated March 14, 1991.

     10.7 1991 Employee Incentive Stock Option Plan is incorporated herein by reference to Appendix "A" of the Proxy Statement issued for the October 29, 1991, Annual
     Meeting of Stockholders.

     10.8 Term Loan Note dated July 29, 1992, executed and delivered by the Company as security for the Mortgage payable to First Eastern Bank is incorporated herein by reference to Exhibit 10-j of the Company's report on Form 10-K dated July 27, 1993. This Exhibit replaces the commitment letter of February 3, 1992, from First Eastern Bank for a term loan that was incorporated as
     Exhibit 10-j of the Company's report on Form 10-K dated
     July 23, 1992.

     10.9 1993 Employee Incentive Stock Option Plan is incorporated herein by reference to Appendix A of the Proxy Statement issued for the October 26, 1993, Annual
     Meeting of Stockholders.

     10.10 Lease dated May 31, 1991 and amended June 17, 1992, between the Company and Townline Associates is incorporated herein by reference to Exhibit 10.10, page 50 of the Companys report on Form 10-K dated July 27, 1994.

     10.11     Lease dated November 20, 1987, amended April
     21, 1993, and April 29, 1994, between the Company and
     Siegel Limited Partnership is incorporated herein by reference to Exhibit 10.11, page 91 of the Companys report on Form 10-K dated July 27, 1994.

     10.12 Term Loan Note dated June 30, 1994, executed and delivered by the Company as security for the Mortgage payable to Fleet Bank of New York is incorporated herein by reference to Exhibit 10.12, page
     120 of the Companys report on Form 10-K dated July 27,
     1993.

     10.13     Restated and Amended Credit Agreement,
     Revolving Line Note and Term Loan Note, all dated
     September 29, 1994, executed and delivered by the Company to Fleet Bank of New York is incorporated herein by reference to Exhibit 10.13, page 14 of the Companys report on Form 10-Q dated November 28, 1994.

(11) Statement re computation of per share earnings

          Computation of Per Share Earnings is set forth in Exhibit (11) on page 44 of this report.

(12) Statement re computation of ratios

          Not applicable

(13) Annual report to security holders

          Not applicable

(16) Letter re change in certifying accountant

          Not applicable

(18) Letter re change in accounting principles

          Not applicable

(19) Previously unfiled documents

          None

(22) Subsidiaries of Registrant

          Exhibit (22) on page 44 of this report.

(23) Published report regarding matters submitted to vote of security holders

          None

(24) Consents of experts and counsel

          Not applicable

(25) Power of Attorney

          Not applicable

(28) Additional exhibits

          None

(29) Information from reports furnished to state insurance regulatory agencies

          None

                         Exhibit 11

              Computation of Per Share Earnings

     The dilutive effect was calculated on a quarterly basis for the year ended April 30, 1995. The following table indicates the common equivalent shares if these options were exercised.

               Total Options                                   Common
               Below Market        Average        Average    Equivalent
Quarter Ended     Price         Option Price   Market Price    Shares
7/31/94          390,748           $1.83          $2.23        70,447

10/31/94         388,248           $1.83          $2.17        61,187

1/31/95          423,248           $1.87          $2.44        99,243

4/30/95          422,748           $1.87          $2.54       111,519

Total of Four Quarters                                        342,396

Average common stock equivalents outstanding during year
ended 4/30/95                                                  85,599
Average number of shares outstanding during year ended
4/30/95                                                     5,209,924
Total common and common equivalent shares
                                                            5,295,523

Net Income for year ended 4/30/95                          $1,890,032

Net Income per common and common equivalent shares               $.36




                         Exhibit 22

 Subsidiaries of the Registrant for the year ended April 30,
                            1995

     The Company has no parent. As of April 30, 1992, all subsidiaries have filed for certificates of dissolution and all activity has been recorded by the Company for the year ended April 30, 1995.


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Travel Ports of
America, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRAVEL PORTS OF AMERICA, INC.

                              By: /S/ John M. Holahan
July 27, 1994                         John M. Holahan,
President


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

     Signature                Title                         Date

/S/ E. Philip Saunders   Chairman of the Board and
E. Philip Saunders       Chief Executive Officer            July 28, 1995


/S/ John M. Holahan       President and Chief               July 28, 1995
John M. Holahan            Operating Officer


/S/ William Burslem III  Vice President, Secretary and
William Burslem III      and Chief Financial Officer       July 28, 1995


/S/ William A. DeNight   Director                          July 28, 1995
William A. DeNight


/S/ John O. Eldredge     Director                          July 28, 1995
John O. Eldredge


/S/ Dante Gullace        Director                          July 28, 1995
Dante Gullace


/S/ John F. Kendall      Director                          July 28, 1995
John F. Kendall