Form 10-Q
period 1995-07-31
TRAVEL PORTS OF AMERICA INC
filed 1995-09-15
CIK 798935

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1995




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
                                           [ X ] Yes [  ] No





     Class                   Outstanding at July 31, 1995
Common Stock, Par Value
 $.01 Per Share                    5,209,924


                TRAVEL PORTS OF AMERICA, INC.

                            INDEX

                                                                         Page
PART I    Financial Information

     Balance Sheets, July 31, 1995 (unaudited) and
          April 30, 1995..........................................        3

     Statement of Income (unaudited), quarter ended
          July 31, 1995 and 1994..................................        4

     Statement of Cash Flows (unaudited), three months
          ended July 31, 1995 and 1994............................        5

     Notes to Financial Information...............................        6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations........................        7


PART II   Other Information

     Index to Exhibits and Legal Proceedings......................        9


     Signatures...................................................       13



                TRAVEL PORTS OF AMERICA, INC.
                        BALANCE SHEET


                                           (UNAUDITED)
                                             7/31/95                 4/30/95
     ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                     $ 5,170,190           $  7,593,798
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $210,555 AT
    JULY 1995 AND $214,052 AT APRIL 1995     3,768,301              3,683,235
  NOTES RECEIVABLE                             326,590                332,655
  INVENTORIES                                5,186,531              5,790,823
  PREPAID AND OTHER CURRENT ASSETS             848,859                532,904
  DEFERRED TAXES - CURRENT                     381,900                381,900
      TOTAL CURRENT ASSETS                  15,682,371             18,315,315
NOTES RECEIVABLE, DUE AFTER ONE YEAR         1,974,427              1,390,600
PROPERTY, PLANT AND EQUIPMENT, NET          27,834,441             27,052,462
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                2,016,639              2,032,686
OTHER ASSETS, NET                            2,534,179              2,579,747
                                           $50,042,057            $51,370,810

    LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT DUE BANKS               $    207,000            $
  CURRENT PORTION OF LONG-TERM DEBT          2,334,506              2,360,015
  ACCOUNTS PAYABLE                           5,405,932              6,897,323
  ACCOUNTS PAYABLE - AFFILIATE                 417,677                597,100
  INCOME TAXES PAYABLE                         352,181
  ACCRUED COMPENSATION                       1,021,072              1,335,305
  ACCRUED SALES AND FUEL TAX                 1,178,058              1,047,649
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                      1,054,366              1,057,679
      TOTAL CURRENT LIABILITIES             11,970,792             13,295,071
LONG TERM DEBT                              19,704,216             20,328,957
CONVERTIBLE SUBORDINATED DEBENTURES          4,650,000              4,650,000
DEFERRED INCOME TAXES                          747,200                747,200
     TOTAL LIABILITIES                      37,072,208             39,021,228
SHAREHOLDERS EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JULY
    1995 AND APRIL 1995 - 5,209,924             52,099                 52,099
  ADDITIONAL PAID-IN CAPITAL                 3,767,741              3,767,741
  RETAINED EARNINGS                          9,150,009              8,529,742
    TOTAL SHAREHOLDERS EQUITY               12,969,849             12,349,582
                                            $50,042,057            $51,370,810




                TRAVEL PORTS OF AMERICA, INC.
                     STATEMENT OF INCOME
                         (UNAUDITED)


                                             QUARTER ENDED
                                                JULY 31
                                         1995                  1994

NET SALES AND OPERATING REVENUE     $   38,126,668         $  38,175,726

COST OF GOODS SOLD                      28,396,630            28,397,399

GROSS PROFIT                             9,730,038             9,778,327

OPERATING EXPENSE                        7,297,158             7,527,416

GENERAL AND ADMINISTRATIVE EXPENSE         973,835               860,572

INTEREST EXPENSE                           677,199               476,696

OTHER INCOME, NET                         (299,121)              (39,807)
                                          8,649,071            8,824,877

INCOME BEFORE TAXES                       1,080,967              953,450

PROVISION FOR TAXES ON INCOME               460,700              392,200

NET INCOME                         $        620,267       $      561,250


PER SHARE DATA:

NET INCOME PER SHARE - PRIMARY                $0.12                $0.11

NET INCOME PER SHARE - FULLY DILUTED          $0.10                $0.11

WEIGHTED AVERAGE SHARES
     OUTSTANDING - PRIMARY                5,333,771            5,280,361

WEIGHTED AVERAGE SHARES
     OUTSTANDING - FULLY DILUTED          6,907,006            5,280,361




                TRAVEL PORTS OF AMERICA, INC.
                   STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                           THREE MONTHS ENDED JULY 31
                                               1995         1994
OPERATING ACTIVITIES:
  NET INCOME                                $   620,267  $   561,250
  DEPRECIATION AND AMORTIZATION                 653,894      608,177
  PROVISION FOR LOSSES ON ACCOUNT RECEIVABLE     17,309       31,935
  GAIN ON SALE OF ASSETS                       (190,880)
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                        (102,375)    (323,890)
    INVENTORIES                                 604,292      (12,765)
    PREPAID AND OTHER CURRENT ASSETS           (314,581)      42,049
    ACCOUNTS PAYABLE                         (1,670,814)   1,153,938
    ACCRUED COMPENSATION                       (314,233)      30,703
    ACCRUED SALES AND FUEL TAX                  130,409     (311,138)
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                                  (3,313)    (102,769)
  CHANGES IN INCOME TAXES PAYABLE               352,181      293,899
  CHANGES IN OTHER NON-CURRENT ASSETS             4,601      (57,100)
    NET CASH (USED IN) PROVIDED BY
       OPERATING ACTIVITIES                    (213,243)   1,914,289

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                                  (2,055,814)    (606,619)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                         266,461       46,369
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE      22,238       16,818
    NET CASH USED IN INVESTING ACTIVITIES    (1,767,115)    (543,432)

FINANCING ACTIVITIES:
  NET SHORT-TERM BORROWINGS (PAYMENTS)          207,000     (492,000)
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT         (650,250)    (522,360)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS            0        39,998
    NET CASH USED IN FINANCING ACTIVITIES      (443,250)    (974,362)

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                                  (2,423,608)     396,495
CASH AND EQUIVALENTS - BEGINNING OF PERIOD    7,593,798    1,177,400
CASH AND EQUIVALENTS - END OF PERIOD         $5,170,190   $1,573,895


      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
     INTEREST PAID                          $   663,691  $   451,495
     INCOME TAXES PAID                      $   105,000  $    85,300



                TRAVEL PORTS OF AMERICA, INC.
               NOTES TO FINANCIAL INFORMATION
                        JULY 31, 1995

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended
April 30, 1995, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1995 and April
30, 1995, and for the three months ended July 31, 1995 and 1994. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price
Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                                        July 31, 1995  April 30, 1995
  At first-in, first-out (FIFO) cost:
        Petroleum Products              $1,036,728     $1,467,754
        Store Merchandise                1,691,850      1,708,595
        Parts for repairs and tires      2,006,865      2,138,790
        Other                              451,088        475,684
                                        $5,186,531     $5,790,823

The FIFO value of inventory approximates the current replacement costs.

NOTE 3 EARNINGS PER SHARE

Primary earnings per share is computed by dividing net income by the weighted average number of common, and when applicable, common equivalent shares outstanding during the period. Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures.

NOTE 4 FINANCING AGREEMENTS

The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until August 31, 1996. The line of credit is limited to the lesser of $2,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Companys inventory.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

First Quarter ended July 31, 1995 and 1994

Sales from operations were $38,126,668 for the first quarter of fiscal 1996, down $49,058, or less than 1%, from the first quarter of last year. The facility in Fairplay, South Carolina was sold on June 15, 1995. The impact from selling this facility during the quarter was a $465,000 reduction in sales as compared to the first quarter of 1995. However the increase is sales for same units nearly offset the decline from the sale of Fairplay. In addition, during the first quarter this year, four of our facilities had major renovation projects under way which were believed to have a moderating impact on sales growth.

Gross profit for the first quarter was $9,730,038 which was a decrease of $48,289, or less than 1%, from the prior year. As noted for the decline in sales, increases in same-store gross profit nearly offset the decline in gross profit from the sale of Fairplay.

Operating expenses of $7,297,158 for the first quarter were $230,258 or 3.1% less than last year. Declines in repairs and maintenance, liability insurance, workers compensation and the sale of Fairplay accounted for the decline.

General and administrative expenses for the quarter of $973,835 increased $113,263 or 13.2% from last year. The addition of salaried personnel, travel and entertainment and advertising expense accounted for this increase.

Other income increased from last year as a result of the sale of two properties and greater interest income from notes receivable and invested cash.

Interest expense increased from last year by $200,503 as a result of the higher prime rate and increased level of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Companys cash position decreased by $2,423,608 to $5,170,190 during the three months ended July 31, 1995. Inventories decreased $604,292. Accounts payable decreased $1,670,814 from the reduction in inventory and payments on capital expenditures. Accrued compensation decreased $314,233 due to the payment of bonuses. Income taxes payable increased $352,181 due to amount and timing of tax payments. Overall operating activities for the three months ended July 31, 1995, used $213,243 in cash compared to last year's operating activities providing $1,914,289 in cash.

Investing activities resulted in a net use of $1,767,115.
Capital expenditures during the first three months of 1996 were $2,055,814. The renovation projects noted above accounted for the majority of the expenditures. Proceeds from notes receivable provided cash of $22,238 and $266,461 was received from the sale of two properties.

Financing activities for the first three months of 1996 resulted in a net use of $443,250. Short-term borrowings increased $207,000 to meet cash requirements. Principal payments on long-term debt were $650,250.

The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until August 31, 1996. The line of credit is limited to the lesser of $2,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Companys inventory. As of July 31, 1994, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit in addition to the $207,000 outstanding on the line.

The Company is in the process of filing a Form S-3
Registration Statement for the underlying shares related to the issue of convertible debentures.

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

   (a)  EXHIBITS

     (2) Plan of acquisition, reorganization, agreement, liquidation, or succession

               Not applicable

     (3)  Articles of Incorporation and By-laws

          Exhibit 3-a and exhibit 3-b to the Company's
     Registration Statement on Form S-18, File No. 33-7870-NY are incorporated herein by reference with respect to the Restated Certificate of Incorporation and By-laws of the Company.

          Certificate of Amendment of Certificate of Incorporation changing the name of the Corporation, is incorporated herein by reference to Exhibit 3-c of the Companys report of Form 10-K dated July 27, 1993.

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


     (11) Statement re: computation of earnings per share

          Computation of earnings per share is set forth in Exhibit (11) on page 12 of this report.

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

     (19) Previously unfiled documents

               None
     (20) Report furnished to security holders

               Not applicable

     (23) Published report regarding matters submitted to vote of security holders

               None

     (24) Consents of experts and counsel

               Not applicable

     (25) Power of attorney

               None

     (26) Additional exhibits

               None

     (27) Supplemental Financial Information

               Exhibit (27) on page 14 of this report.

   (b)  REPORT ON FORM 8-K

               None

                        EXHIBIT (11)

          COMPUTATION OF PRIMARY EARNINGS PER SHARE
             FOR THE QUARTER ENDED JULY 31, 1995

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

The common stock equivalents represent shares which had a
dilutive effect on earnings during the first quarter as
option prices were below the average market price of $2.65
during the period.
     Weighted average number of shares
       outstanding at July 31, 1995         5,209,924
     Common stock equivalents                 123,847
                                            5,333,771

       COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
             FOR THE QUARTER ENDED JULY 31, 1995

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

The common stock equivalents represent shares which had a
dilutive effect on earnings during the first quarter as
option prices were below the closing market price of $2.88
for the period.
              Total Options      Average       Period End
Qtr. Ended     Below Market    Option Price    Market Price    Shares
7/31/95       420,738              $1.87         $2.88         147,082

Additional shares due to assumed exercise of convertible
debentures                                                   1,550,000

Average number of shares outstanding                         5,209,924
                                                             6,907,006

Net income for quarter ended 7/31/95                          $620,267
Interest on convertible debentures                              59,243
                                                              $679,510

Net income per common and common equivalent share - fully
diluted                                                           $.10




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRAVEL PORTS OF AMERICA, INC.




Date: September 15, 1995      s/ John M. Holahan
                              John M. Holahan, President




Date: September 15, 1995      s/ William Burslem III
                              William Burslem III
                              Vice President





                               Exhibit (27)

Cash and cash items                                    $    5,170,190
Notes and accounts receivable - trade                  $    3,978,866
Allowance for doubtful accounts                        $      210,565
Inventory                                              $    5,186,531
Total current assets                                   $   15,682,371
Property, plant and equipment                          $   46,249,284
Accumulated depreciation                               $   18,414,843
Total assets                                           $   50,042,057
Total current liabilities                              $   11,970,792
Bonds, mortgages and similar debt                      $   26,688,722
Common stock                                           $       52,099
Other stockholders equity                              $   12,917,750
Total liabilities and stockholders equity              $   50,042,057
Total net sales and operating revenue                  $   38,126,668
Total costs and expenses applicable to sales
   and revenues                                        $   28,396,630
Other costs and expenses                               $    8,649,071
Provision for doubtful accounts and notes              $       17,309
Interest and amortization of debt discount             $      677,199
Other income, net                                      $     (299,121)
Income before taxes and other items                    $    1,080,967
Income tax expense                                     $      460,700
Net income or loss                                     $      620,627
Earnings per share - primary                           $          .12
Earnings per share - fully diluted                     $          .10