Form 10-K/A
period 1995-04-30
TRAVEL PORTS OF AMERICA INC
filed 1995-09-21
CIK 798935

Item 6. Selected Financial Data


Operations     1995        1994        1993         1992          1991*

Net Sales    $153,267,079 $137,575,675 $137,682,172 $137,945,037 $144,398,339

Gross Profit $ 38,237,699 $ 34,610,393 $ 32,574,737 $ 33,470,920 $ 34,901,796


Income before
cumulative
effect of
change in an
accounting
principle    $  1,890,032  $ 1,457,613 $    782,592 $    553,918 $    136,408

Cumulative
effect of change
in an accounting
principle    $          0  $   (99,735)$          0 $          0 $          0

Net Income   $  1,890,032  $ 1,357,878 $    782,592 $    553,918 $    136,408


     Common Stock

Primary Income Per Share:
  Income before
  cumulative
  effect of
  change in an
  accounting
  principle  $        .36  $       .28  $       .15 $         .11 $       .03

  Cumulative effect
  of change
  in an accounting
  principle  $        .00  $      (.02) $       .00 $         .00 $       .00

  Net Income $        .36  $       .26  $       .15 $         .11 $       .03

  Weighted Average
  Number Shares
  Outstanding   5,295,523    5,260,100    5,184,038     5,184,038   5,186,656

Fully Diluted Income Per Share:
  Income before cumulative
  effect of
  change in an
  accounting
  principle $         .34  $       .28  $       .15 $         .11 $       .03

  Cumulative effect
  of change in an
  accounting
  principle $         .00  $      (.02) $       .00 $         .00 $       .00

  Net Income$         .34  $       .26  $       .15 $         .11 $       .03

  Weighted Average
  Number Shares
  Outstanding   5,769,480    5,260,100    5,184,038     5,184,038   5,186,656

     Financial Data

Total Assets$  51,370,810  $41,847,897  $40,118,711 $  42,433,989 $44,446,081

Long Term
Liabilities $  25,726,157  $18,268,139  $18,155,037 $  21,040,025 $21,443,640



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
July 11, 1995




TRAVEL PORTS OF AMERICA, INC.
Balance Sheet
                                          April 30,
                                 1995                    1994
Assets
Current assets:
    Cash and cash equivalents $ 7,593,798           $ 1,177,400
    Accounts receivable, less
    allowance for doubtful
    accounts
    ($214,000 in 1995
    and  $207,000 in 1994)      3,683,235             3,018,092
    Notes receivable              332,655                86,699
    Inventories                 5,790,823             4,572,142
    Prepaid and other
    current assets                532,904               514,789
    Deferred taxes - current      381,900               436,100
        Total current assets   18,315,315             9,805,222

Notes receivable due
after one year                  1,390,600             1,689,277
Property, plant and
equipment, net                 27,052,462            25,725,081
Cost in excess of underlying
net asset value of
acquired companies              2,032,686             2,096,876
Other assets                    2,579,747             2,531,441

                            $  51,370,810         $  41,847,897

Liabilities and Shareholders' Equity
Current liabilities:
    Note payable                                 $    1,752,000
    Current portion of
    long-term debt          $   2,360,015             2,256,795
    Accounts payable            6,897,323             4,894,227
    Accounts payable -
    affiliate                     597,100               372,893
    Accrued compensation        1,335,305             1,074,504
    Accrued sales and fuel tax  1,047,649             1,456,013
    Accrued expenses and other
    current liabilities         1,057,679             1,106,739
    Income taxes payable                                247,057
     Total current liabilities 13,295,071            13,160,228

Long-term debt                 20,328,957            17,551,139
Convertible senior
subordinated debentures         4,650,000
Preferred income taxes            747,200               717,000
        Total liabilities      39,021,228            31,428,367

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
Statement of Income


                                                   Year ended
April 30,
                                           1995        1994          1993

Net sales and operating revenues (including
consumer excise taxes of $35,356,000 in 1995,
 $31,270,000 in 1994 and
 $29,273,000 in 1993)                $ 153,267,079  $137,575,675  $137,682,172

Cost of goods sold (including purchases from
 an affiliate of $18,833,000 in
 1995, $18,228,000
 in 1994 and $15,383,000 in 1993)      115,029,380   102,965,282   105,107,435
Gross profit                            38,237,699    34,610,393    32,574,737

Operating expenses                      29,386,240    27,122,941    26,260,676

General and administrative expenses      3,805,780     3,569,441     3,234,885

Interest expense                         2,290,904     1,618,341     1,889,970

Other income, net                         (265,857)     (188,243)     (181,486)
                                        35,217,067    32,122,480    31,204,045

Income before income taxes and cumulative
 effect of change in an
 accounting principle                    3,020,632     2,487,913     1,370,692

Provision for income taxes               1,130,600     1,030,300       588,100

Income before cumulative effect of change
 in an accounting principle              1,890,032     1,457,613       782,592

Cumulative effect of change in an accounting
 principle                                               (99,735)

Net income                          $    1,890,032 $   1,357,878  $    782,592

Earnings per share - primary:
 Income before cumulative effect
 of change
  in accounting principle           $          .36 $         .28  $        .15
 Cumulative effect of change in accounting
    principle                                  .00          (.02)          .00
   Net income                       $          .36 $         .26  $        .15

Earnings per share - fully diluted:
 Income before cumulative effect of change
  in accounting principle           $          .34 $         .28  $        .15
 Cumulative effect of change in accounting
    principle                                  .00          (.02)          .00
   Net income                       $          .34 $         .26  $        .15


    The accompanying notes are an integral part of these
                    financial statements.
TRAVEL PORTS OF AMERICA, INC.
Statement of Changes in Shareholders Equity


                                      Additional                      Total
                           Common      paid-in     Retained       shareholders
                           stock       capital      earnings          equity

Balance at April 30, 1992 $51,841  $  3,727,979   $4,499,240       $ 8,279,060

Net income                                           782,592           782,592

Balance at April 30, 1993  51,841     3,727,979    5,281,832         9,061,652

Net income                                         1,357,878         1,357,878

Balance at April 30, 1994  51,841     3,727,979    6,639,710        10,419,530

Net income                                         1,890,032         1,890,032

Exercise of options           258        39,762                         40,020

Balance at April 30, 1995 $52,099   $ 3,767,741   $8,529,742       $12,349,582



    The accompanying notes are an integral part of these
                    financial statements.



TRAVEL PORTS OF AMERICA, INC.
Statement of Cash Flows

                                                 Year ended April 30,
                                           1995          1994            1993
Operating activities:
 Net income                             $1,890,032    $1,357,878      $782,592
 Cumulative effect of change in
 an accounting principle                                  99,735
 Depreciation and amortization           2,439,513     2,359,947     2,332,492
 Provision for losses on
 accounts receivable                         7,051        30,517        64,968
 Provision for (benefit of) deferred
 income taxes                               84,400       (38,906)        5,300
 Loss (gain) on sale of assets              27,462      (234,485)     (350,494)
 Provision for inventory obsolescence       58,601
 Writedown of assets to fair market value   50,000       200,000       182,023
 Changes in operating assets and
 liabilities -
 Accounts receivable                      (672,194)     (449,116)      250,865
   Notes receivable                        (29,792)
   Inventories                          (1,277,282)     (183,546)     (157,742)
   Prepaid and other current assets        (18,115)      (49,273)       93,226
   Accounts payable                      2,227,303     1,269,037      (310,652)
   Accrued compensation                    260,801        92,360      (382,714)
   Accrued sales and fuel tax             (408,364)     (669,189)      216,757
   Accrued expenses and other current
   liabilities                             (49,060)      177,303        95,435
   Changes in income taxes
   receivable/payable                     (247,057)      (15,253)      (99,372)
     Changes in other non-current assets  (429,606)       26,772      (157,246)
     Net cash provided by operating
     activities                          3,913,693     3,973,781     2,565,438

Investing activities:
 Expenditures for property, plant
 and equipment                          (3,732,736)   (1,358,891)   (1,205,856)
 Acquisition of leasehold interest                    (2,075,000)
 Decrease (increase) in other assets       200,000      (200,000)
 Proceeds from sale/disposal of property,
 plant and equipment                       133,870       366,512       689,500
 Net proceeds received from notes
 receivable                                 82,513       228,131       241,067
     Net cash used in
     investing activities               (3,316,353)   (3,039,248)     (275,289)

Financing activities:
 Net short-term (payments) borrowings   (1,752,000)     (286,000)      208,000
 Principal payments of long-term debt   (7,618,962)   (3,051,926)   (3,382,929)
 Proceeds from long-term borrowings     10,500,000     2,500,000       800,000
 Proceeds from convertible senior
 subordinated debentures                 4,650,000
 Exercise of stock options                  40,020
 Net cash provided by (used in)
 financing activities                    5,819,058      (837,926)   (2,374,929)
Net increase (decrease) in cash
and equivalents                          6,416,398        96,607       (84,780)
Cash and equivalents - beginning of year 1,177,400     1,080,793     1,165,573

Cash and equivalents - end of year     $ 7,593,798  $  1,177,400   $ 1,080,793

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
 Interest paid                         $ 2,200,881  $  1,625,628   $ 1,899,644
 Income taxes paid, net                $ 1,396,100  $  1,046,085   $   687,997

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

Earnings per share

Primary earnings per share is computed by dividing net income by the weighted average number of common and, when applicable, common equivalent shares outstanding during the period. Weighted average shares used in the computation were 5,295,523 in 1995, 5,260,100 in 1994 and 5,184,038 in 1993.
Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures. Weighted average shares used in the computation were 5,769,480 in 1995, 5,260,100 in 1994 and 5,184,038 in 1993.

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

During 1993, the Company ceased operations at one facility and the related assets were disposed of with no significant impact on operations.

NOTE 3 - INVENTORIES:

Major classifications of inventories are as follows:
                                           1995           1994
 At first-in, first-out (FIFO) cost:
  Petroleum products                    $1,467,754      $956,313
  Store merchandise                      1,708,595     1,497,499
  Parts for repairs and tires            2,138,790     1,689,606
  Other                                    475,684       428,724

                                       $ 5,790,823   $ 4,572,142

The FIFO value of inventory approximates the current replacement cost.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Major classifications of property, plant and equipment are as follows:

                                          1995       1994

 Land                                  $6,520,112  $6,362,594
 Land improvements                      7,415,110   7,056,191
 Buildings and improvements            18,074,104  17,621,875
 Equipment and fixtures                10,561,679   9,271,878
 Leasehold improvements                 1,536,711   1,347,906
 Construction in progress               1,024,099      31,824
                                       45,131,815  41,692,268
  Less - Allowance for depreciation
  and amortization                    (18,079,353)(15,967,187)

                                     $ 27,052,462 $25,725,081

These amounts include property, plant and equipment under a capital lease as follows:

                                             1995     1994

    Building                                $706,031 $706,031
    Land improvements                        243,969  243,069
                                             950,000  950,000
      Less - Accumulated amortization       (616,820)(593,630)

                                           $ 333,180 $356,370


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

Long-term debt requirements excluding capital leases, over the next five years are as follows: 1996 - $2,312,500; 1997 -
$2,420,000; 1998 - $2,425,600; 1999 - $2,636,700 and 2000 -
$2,779,300.

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

The warrants are exercisable at any time through their expiration date of January 2005 at an exercise price of $3.60 per share.

NOTE 9 - INCOME TAXES:

The provision for income taxes consists of the following:

                                   1995     1994      1993
     Current provision:
      Federal                    $806,900  $770,600  $441,500
      State                       239,300   298,700   141,300
                                1,046,200 1,069,300   582,800
     Deferred provision (benefit):
      Federal                      67,200     2,400    16,000
      State                        17,200   (41,400)  (10,700)
                                   84,400   (39,000)    5,300

                              $ 1,130,600 $1,030,300 $ 588,100





The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                   1995              1994               1993
                      Per cent          Per cent           Per cent
                         of                of                 of
                       income            income             income
                       before            before             before
              Amount   taxes    Amount   taxes     Amount    taxes
Statutory federal
 rate      $1,027,000  34.0%   $845,900  34.0%    $466,000   34.0%
State income
 taxes, net of
 federal
 benefit      172,200   5.7     156,900   6.3       93,200    6.8
Amortization of
 goodwill      21,800    .7      22,900    .9       24,500    1.8
Meals and
 entertainment 20,100    .7       4,200    .2        3,200     .2
Expenditures
 not deductible for
 book         (40,500) (1.3)
 Excess tax
 reserve      (70,700) (2.4)
Other             700               400              1,200

Effective
tax rate  $ 1,130,600  37.4% $1,030,300  41.4%   $ 588,100   42.9%
A summary of the deferred income tax assets and liabilities are as follows:

                                             1995     1994

    Assets
    Bad debt reserve                        $81,900  $84,700
    Vacation accrual                         57,600   60,400
    Inventory basis difference              110,600   80,100
    Book accruals not currently
    deductible for tax                      131,800  210,900

                                          $ 381,900 $436,100

    Liabilities
    Depreciation                          $ 747,200 $717,000

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
                  First     Second       Third      Fourth        Total
        1995     Quarter    Quarter      Quarter    Quarter        Year
Net Sales     $38,175,726 $39,075,621 $37,529,063 $38,486,669  $153,267,079
Gross Profit  $ 9,778,327 $10,092,832 $ 9,246,917 $ 9,119,623  $ 38,237,699
Net Income    $   561,250 $   714,111 $   286,917 $   327,754  $  1,890,032

Net Income Per Share
  Primary     $      0.11 $      0.14 $      0.05 $      0.06  $       0.36
  Fully
  Diluted     $      0.11 $      0.14 $      0.05 $      0.06  $       0.34

                   First    Second       Third      Fourth        Total
        1994     Quarter    Quarter      Quarter    Quarter        Year
Net Sales     $34,380,334 $34,574,038 $32,661,421 $35,959,882  $137,575,675
Gross Profit  $ 8,971,090 $ 8,732,120 $ 7,812,943 $ 9,094,240  $ 34,610,393
Net Income Before Cumulative Effect of Change in an
Accounting
 Principle    $   555,277 $   523,361 $   101,761 $   277,214  $  1,457,613
Change in Accounting
 Principle    $   (99,735)$         0 $         0 $         0  $    (99,735)
Net Income    $   455,542 $   523,361 $   101,761 $   277,214  $  1,357,878

Net Income Per Share Before Cumulative Effect of Change in an
Accounting
 Principle    $      0.11 $      0.10 $      0.02 $      0.05  $       0.28
Change in Accounting
 Principle    $     (0.02)$      0.00 $      0.00 $      0.00  $      (0.02)
Net Income Per Share
  Primary     $      0.09 $      0.10 $      0.02 $      0.05  $       0.26
  Fully
  Diluted     $      0.09 $      0.10 $      0.02 $      0.05  $       0.26

                  First       Second     Third      Fourth       Total
        1993      Quarter     Quarter    Quarter    Quarter       Year
Net Sales     $32,673,009 $35,161,794 $33,137,541 $36,709,828  $137,682,172
Gross Profit  $ 7,845,563 $ 8,316,296 $ 7,850,181 $ 8,562,697  $ 32,574,737
Net Income    $   100,007 $   252,105 $   221,849 $   208,631  $    782,582

Net Income Per Share
  Primary     $      0.02 $      0.05 $      0.04 $      0.04  $       0.15
  Fully
  Diluted     $      0.02 $      0.05 $      0.04 $      0.04  $       0.15



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

          Not applicable

(28) Additional exhibits

          None

(29) Information from reports furnished to state insurance regulatory agencies

          None

                         Exhibit 11

          Computation of Primary Per Share Earnings

               Total Options                                   Common
               Below Market    Average        Average        Equivalent
Quarter Ended    Price        Option Price   Market Price      Shares
7/31/94         390,748         $1.83          $2.23           70,447

10/31/94        388,248         $1.83          $2.17           61,187

1/31/95         423,248         $1.87          $2.44           99,243

4/30/95         422,748         $1.87          $2.54          111,519

Total of Four Quarters                                        342,396

Average common stock equivalents outstanding during year
ended 4/30/95                                                  85,599
Average number of shares outstanding during year ended
4/30/95                                                     5,209,924
Total weighted average shares outstanding
                                                            5,295,523

Net Income for year ended 4/30/95
                                                           $1,890,032

Net Income per common and common equivalent shares
                                                                 $.36

       Computation of Fully Diluted Per Share Earnings

               Total Options                                   Common
               Below Market       Average      Ending         Equivalent
Quarter Ended     Price         Option Price   Market Price    Shares
7/31/94          390,748           $1.83        $2.44          97,713

10/31/94         388,248           $1.83        $2.38          89,418

1/31/95          423,248           $1.87        $2.50         107,019

4/30/95          422,748           $1.87        $2.75         135,741

Total of Four Quarters                                        429,891

Average common stock equivalents outstanding during year
ended 4/30/95                                                 107,473
Common stock equivalents due to assumed conversion of
  convertible debentures                                      451,890
Average number of shares outstanding during year ended
4/30/95                                                     5,209,924
Total weighted average shares outstanding                   5,769,287

Net Income for year ended 4/30/95                          $1,890,032
Interest on 8.5% convertible debentures, after tax             67,452
                                                           $1,957,404

Net Income per common and common equivalent shares
                                                                 $.34





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