Form 10-K/A
period 1995-04-30
TRAVEL PORTS OF AMERICA INC
filed 1995-09-22
CIK 798935

10

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

                            None
                      (Title of Class)

              THIS REPORT CONSISTS OF 47 PAGES.
          THE INDEX TO EXHIBITS APPEARS ON PAGE 40.






                           PART IV

Item 14. Exhibits, Financial Statement Schedules on Form 10-K

Item 14(a)(1), 14(a)(2) and 14(d):
The following financial statement and financial statement schedules are filed as a part of this Report:

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

          Exhibit (22) on page 45 of this report.

(23) Published report regarding matters submitted to vote of security holders

          None

(24) Consents of experts and counsel

          Not applicable

(25) Power of Attorney

          Not applicable

(27) Supplemental Financial Information

          Exhibit (27) on page 47 of this report.

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

                              TRAVEL PORTS OF AMERICA, INC.

                              By: /S/ John M. Holahan
September 22, 1995                      John M. Holahan,
President


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

     Signature                  Title                         Date

/S/ E. Philip Saunders   Chairman of the Board and
E. Philip Saunders       Chief Executive Officer         September 22, 1995


/S/ John M. Holahan      President and Chief             September 22, 1995
John M. Holahan          Operating Officer


/S/ William Burslem III  Vice President, Secretary and
William Burslem III      and Chief Financial Officer     September 22, 1995


/S/ William A. DeNight   Director                        September 22, 1995
William A. DeNight


/S/ John O. Eldredge     Director                        September 22, 1995
John O. Eldredge


/S/ Dante Gullace        Director                        September 22, 1995
Dante Gullace


/S/ John F. Kendall      Director                        September 22, 1995
John F. Kendall

                        Exhibit (27)

Cash and cash items                          $    7,593,798
Notes and accounts receivable - trade        $    4,015,890
Allowance for doubtful accounts              $      214,000
Inventory                                    $    5,790,823
Total current assets                         $   18,315,315
Property, plant and equipment                $   45,131,815
Accumulated depreciation                     $   18,079,353
Total assets                                 $   51,370,810
Total current liabilities                    $   13,295,071
Bonds, mortgages and similar debt            $   24,978,957
Common stock                                 $       52,099
Other stockholders equity                    $   12,297,483
Total liabilities and stockholders equity    $   51,370,810
Total net sales and operating revenue        $  153,267,079
Total costs and expenses applicable to sales
   and revenues                              $  115,029,380
Other costs and expenses                     $   33,192,020
Provision for doubtful accounts and notes    $        7,051
Interest and amortization of debt discount   $    2,290,904
Other income, net                            $     (265,857)
Income before taxes and other items          $    3,020,632
Income tax expense                           $    1,130,600
Net income or loss                           $    1,890,032
Earnings per share - primary                 $          .36
Earnings per share - fully diluted           $          .34