Form 10-Q
period 1995-10-31
TRAVEL PORTS OF AMERICA INC
filed 1995-12-13
CIK 798935

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 1995




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
                                           [ X ] Yes [  ] No





     Class                   Outstanding at October 31, 1995
Common Stock, Par Value
 $.01 Per Share                    5,236,924


                TRAVEL PORTS OF AMERICA, INC.

                            INDEX

                                                       Page
PART I    Financial Information

     Balance Sheets, October 31, 1995 (unaudited) and
          April 30, 1995..............................   3

     Statement of Income (unaudited), quarter ended
          October 31, 1995 and 1994...................   4

     Statement of Cash Flows (unaudited), three months
          ended October 31, 1995 and 1994.............   5

     Notes to Financial Information....................  6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............  7


PART II   Other Information

     Index to Exhibits and Legal Proceedings........... 10


Signatures..........................................    14








                TRAVEL PORTS OF AMERICA, INC.
                        BALANCE SHEET


                                   (UNAUDITED)
                                     10/31/95                    4/30/95
     ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS            $  2,236,368               $  7,593,798
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF
    $213,186 AT OCTOBER 1995
    AND $214,052 AT APRIL 1995       4,131,346                  3,683,235
  NOTES RECEIVABLE                      48,898                    332,655
  INVENTORIES                        5,781,883                  5,790,823
  PREPAID AND OTHER CURRENT ASSETS     882,237                    532,904
  DEFERRED TAXES - CURRENT             381,900                    381,900
      TOTAL CURRENT ASSETS          13,462,632                 18,315,315
NOTES RECEIVABLE, DUE AFTER ONE YEAR 2,097,155                  1,390,600
PROPERTY, PLANT AND EQUIPMENT, NET  30,510,157                 27,052,462
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES        2,000,591                  2,032,686
OTHER ASSETS, NET                    2,468,593                  2,579,747
                                   $50,539,128                $51,370,810

    LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
CURRENT PORTION OF LONG-TERM DEBT $  2,384,674               $  2,360,015
  ACCOUNTS PAYABLE                   6,000,474                  6,897,323
  ACCOUNTS PAYABLE - AFFILIATE         637,919                    597,100
  INCOME TAXES PAYABLE                  90,055
  ACCRUED COMPENSATION                 843,454                  1,335,305
  ACCRUED SALES AND FUEL TAX         1,589,288                  1,047,649
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                908,998                  1,057,679
      TOTAL CURRENT LIABILITIES     12,454,862                 13,295,071
LONG TERM DEBT                      19,073,914                 20,328,957
CONVERTIBLE SUBORDINATED DEBENTURES  4,650,000                  4,650,000
DEFERRED INCOME TAXES                  747,200                    747,200
     TOTAL LIABILITIES              36,925,976                 39,021,228
SHAREHOLDERS EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT OCTOBER
    1995 - 5,236,924 AND
    APRIL 1995 - 5,209,924              52,369                     52,099
  ADDITIONAL PAID-IN CAPITAL         3,809,411                  3,767,741
  RETAINED EARNINGS                  9,751,372                  8,529,742
    TOTAL SHAREHOLDERS EQUITY       13,613,152                 12,349,582
                                   $50,539,128                $51,370,810




                TRAVEL PORTS OF AMERICA, INC.
                     STATEMENT OF INCOME
                         (UNAUDITED)


                                 QUARTER ENDED           SIX MONTHS ENDED
                                  OCTOBER 31               OCTOBER 31
                               1995       1994          1995     1994

NET SALES AND OPERATING
REVENUE                      $39,619,638 $39,075,621 $77,746,306 $77,251,347

COST OF GOODS SOLD            29,855,321  28,982,789  58,251,951  57,380,188

GROSS PROFIT                   9,764,317  10,092,832  19,494,355  19,871,159

OPERATING EXPENSE              7,307,127   7,462,708  14,604,285  14,990,124

GENERAL AND ADMINISTRATIVE
EXPENSE                          891,828     912,716   1,865,663   1,773,288

INTEREST EXPENSE                 610,460     522,274   1,287,659     998,970

OTHER INCOME, NET                (93,661)    (21,777)   (392,782)    (61,584)
                               8,715,754   8,875,921  17,364,825  17,700,798

INCOME BEFORE TAXES            1,048,563   1,216,911   2,129,530   2,170,361

PROVISION FOR TAXES ON INCOME    447,200     502,800     907,900     895,000

NET INCOME                 $     601,363 $   714,111 $ 1,221,630 $ 1,275,361


PER SHARE DATA:

NET INCOME PER SHARE - PRIMARY     $0.11       $0.14       $0.23       $0.24

NET INCOME PER SHARE -
FULLY DILUTED                      $0.09       $0.14       $0.19       $0.24

WEIGHTED AVERAGE SHARES
     OUTSTANDING - PRIMARY     5,439,066   5,271,111   5,399,919   5,275,741

WEIGHTED AVERAGE SHARES
     OUTSTANDING -
FULLY DILUTED                  6,991,823   5,745,232   5,299,342   5,303,489




                TRAVEL PORTS OF AMERICA, INC.
                   STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                          SIX MONTHS ENDED OCTOBER 31
                                              1995          1994
OPERATING ACTIVITIES:
  NET INCOME                                $1,221,630    1,275,361
  DEPRECIATION AND AMORTIZATION              1,299,342    1,216,607
  PROVISION FOR LOSSES ON ACCOUNT RECEIVABLE    34,118       60,091
  (GAIN) LOSS ON SALE OF ASSETS               (193,880)      27,974
  CHANGES IN OPERATING ASSETS AND
LIABILITIES - ACCOUNTS RECEIVABLE             (482,229)    (412,674)
    INVENTORIES                                  8,940     (505,738)
    PREPAID AND OTHER CURRENT ASSETS          (347,959)    (112,523)
    ACCOUNTS PAYABLE                          (856,030)     (64,973)
    ACCRUED COMPENSATION                      (491,851)     (48,716)
    ACCRUED SALES AND FUEL TAX                 541,639     (248,660)
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                               (148,681)      21,534
  CHANGES IN INCOME TAXES PAYABLE               90,055      655,987
  CHANGES IN OTHER NON-CURRENT ASSETS           29,220       61,678
    NET CASH PROVIDED BY OPERATING ACTIVITIES  704,314    1,925,948

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                                 (5,319,963)  (1,168,022)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                        269,461       94,997
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE    177,202       40,139
    NET CASH USED IN INVESTING ACTIVITIES   (4,873,300)  (1,032,886)

FINANCING ACTIVITIES:
  NET SHORT-TERM PAYMENTS                                (1,752,000)
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT      (1,230,384)  (6,861,310)
  PROCEEDS FROM LONG-TERM BORROWING                      10,500,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS       41,940       40,020
    NET CASH (USED) PROVIDED IN
      FINANCING ACTIVITIES                  (1,188,444)   1,926,710

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                                 (5,357,430)   2,819,772
CASH AND EQUIVALENTS - BEGINNING OF PERIOD   7,593,798    1,177,400
CASH AND EQUIVALENTS - END OF PERIOD        $2,236,368   $3,997,172


      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
     INTEREST PAID                           $1,283,090  $  884,766
     INCOME TAXES PAID                      $   764,326  $  231,800


                TRAVEL PORTS OF AMERICA, INC.
               NOTES TO FINANCIAL INFORMATION
                      OCTOBER 31, 1995

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended
April 30, 1995, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1995 and April 30, 1995, and for the three months and six months ended October 31, 1995 and 1994. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                               October 31, 1995   April 30,1995
     At first-in, first-out (FIFO) cost:
        Petroleum Products        $1,488,794        $1,467,754
        Store Merchandise          1,840,740         1,708,595
        Parts for repairs
        and tires                  2,113,934         2,138,790
        Other                        338,415           475,684
                                  $5,781,883        $5,790,823


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



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Second Quarter ended October 31, 1995 and 1994

Sales from operations were $39,619,638 for the second quarter of fiscal 1996, up $544,017, or 1.4%, from the second quarter of last year. In comparing to last year, this year we did not have the facility in Fairplay, South Carolina and a small restaurant in Phelps, New York. The impact from the disposition of these two locations was a $880,000 reduction in sales as compared to the second quarter of 1995. In addition a customer, who previously purchased diesel fuel directly from the Company, is now storing its own fuel at certain of the Companys facilities and is charged a pumping fee. There is no impact on gross profit but sales declined $335,000. After accounting for the change in locations and the diesel sales to this customer, the increase in sales for same units was almost $1,759,000 or 4.7%.

Gross profit for the second quarter was $9,764,317, a decrease of $328,515, or 3.2%, from the prior year. The two locations we no longer have accounted for $299,000 of this decline.

Operating expenses of $7,307,127 for the second quarter were $155,581 or 2.1% less than last year. Increases in utilities, advertising and depreciation offset the decrease of $261,000 from the two locations we no longer have.

General and administrative expenses for the quarter of $891,828 decreased $20,828 or 2.2% from last year. Other income increased $72,000 from last year, primarily as a result of greater interest income from notes receivable and invested cash. Interest expense increased from last year by $88,186 as a result of the higher prime rate and increased level of debt as compared to October 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Companys cash position decreased by $5,537,430 to $2,236,368 during the six months ended October 31, 1995. Accounts receivable increased $482,229 from greater sales activity. Accounts payable decreased $856,030 as a result of payments on capital expenditures. Accrued compensation decreased $491,851 due to the payment of bonuses. Accrued sales and fuel taxes increased $541,639 due to amount and timing of tax payments. Overall operating activities for the six months ended October 31, 1995, provided $704,314 in cash compared to last year's $1,914,289.

Investing activities resulted in a net use of $4,873,300. Capital expenditures during the first six months of 1996 were $5,319,963. The renovation projects and the construction of a travel plaza on land owned by the Company in Harborcreek, Pennsylvania accounted for these expenditures. The construction of the Harborcreek facility has been funded to date from operations and the existing cash position. The Company is working with its primary lender on interim and permanent financing of the project. Proceeds from notes receivable provided cash of $177,202 and $269,461 was received from the sale of properties and equipment.

Financing activities for the first six months of 1996 resulted in a net use of $1,188,444 for principal repayment.
Last year a refinancing provided $1,926,710 after repayment of principal.

The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until August 31, 1996. The line of credit is limited to the lesser of $2,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Companys inventory. As of October 31, 1995, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit.

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

               None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 24, 1995, at the annual meeting of the
Companys shareholders, the shareholders voted to adopt the
1995 Employee Incentive Stock Option Plan and reserve
200,000 shares of the Companys Common Stock for issuance
under the Plan. The results of the voting were as follows:
          In Favor       4,568,853
          Against           66,750
          Abstain           14,310
          Not Voted        560,011

Item 5.  OTHER INFORMATION

     On November 17, 1995, the Securities and Exchange Commission declared effective a Registration Statement filed by the Company on Form S-3 for the underlying shares related to the convertible debentures and warrants issued in January and February 1995. The Company will not receive any additional cash if and when the shares covered by the Registration Statement are sold or upon the conversion of the debentures related to most of the shares. However, the Company could receive up to $334,800 in cash upon the exercise of warrants related to some of the shares.



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

     (19) Previously unfiled documents

               None
     (20) Report furnished to security holders

               Not applicable

     (23) Published report regarding matters submitted to vote of security holders

               None

     (24) Consents of experts and counsel

               Not applicable

     (25) Power of attorney

               None

     (26) Additional exhibits

               None

     (27) Supplemental Financial Information

               Exhibit (27) on page 15 of this report.

   (b)  REPORT ON FORM 8-K

               None






                        EXHIBIT (11)

          COMPUTATION OF PRIMARY EARNINGS PER SHARE
           FOR THE QUARTER ENDED OCTOBER 31, 1995

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

               Total Options       Average            Average
Qtr. Ended     Below Market      Option Price       Market Price    Shares
10/31/95         493,738            $2.19              $3.71        202,142

Average number of shares outstanding                              5,236,924
                                                                  5,439,066

Net income per common and common equivalent shares                     $.11


       COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
           FOR THE QUARTER ENDED OCTOBER 31, 1995

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

             Total Options
              and Warrants        Average
Qtr. Ended    Below Market    Exercise Price     Market Price *    Shares
10/31/95        586,738           $2.41              $3.71         204,899

Additional shares due to assumed exercise of convertible
debentures                                                       1,550,000

Average number of shares outstanding                             5,236,924
                                                                 6,991,823

Net income for quarter ended 7/31/95                              $601,363
Interest on convertible debentures                                  59,288
                                                                  $660,651

Net income per common and common equivalent shares - fully
diluted                                                               $.09





          COMPUTATION OF PRIMARY EARNINGS PER SHARE
          FOR THE SIX MONTHS ENDED OCTOBER 31, 1995

Net income per share was computed by dividing net income by
the weighted average number of common shares outstanding and common stock equivalents.
               Total Options       Average           Average
Qtr. Ended     Below Market      Option Price      Market Price    Shares
7/31/95          420,738            $1.87             $2.65       123,847
10/31/95         493,738            $2.19             $3.71       202,142
Total for Two Quarters                                            325,989
Average common stock equivalents outstanding during
   six months ended October 31, 1995                              162,995

Average number of shares outstanding                            5,236,924
                                                                5,399,919

Net income per common and common equivalent shares                   $.23

       COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
          FOR THE SIX MONTHS ENDED OCTOBER 31, 1995

Net income per share was computed by dividing net income by
the weighted average number of common shares outstanding,
common stock equivalents, and the assumed conversion of the
convertible debentures.
              Total Options
               and Warrants      Average
Qtr. Ended     Below Market    Exercise Price    Market Price *     Shares
7/31/95          420,738          $1.87             $2.875          147,082
10/31/95         586,738          $2.41              $3.71          204,899
Total for Two Quarters                                              351,981
Average common stock equivalents outstanding during
   six months ended October 31, 1995                                175,991

Additional shares due to assumed exercise of convertible
debentures                                                        1,550,000

Average number of shares outstanding                              5,236,924
                                                                  6,962,915

Net income for six months ended 10/31/95                         $1,221,990
Interest on convertible debentures                                  118,576
                                                                 $1,340,566

Net income per common and common equivalent shares - fully
diluted                                                                $.19

* Amount reflects higher of average or period end market price.
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRAVEL PORTS OF AMERICA, INC.




Date: December 13, 1995       s/ John M. Holahan
                             John M. Holahan, President




Date: December 13, 1995       s/ William Burslem III
                             William Burslem III
                             Vice President