Form 10-Q
period 1996-01-31
TRAVEL PORTS OF AMERICA INC
filed 1996-03-08
CIK 798935

--
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended January 31, 1996




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
                                                [ X ] Yes [  ] No





     Class                   Outstanding at January 31, 1996
Common Stock, Par Value
 $.01 Per Share                    5,239,124



                  TRAVEL PORTS OF AMERICA, INC.

                              INDEX

                                                               Page
PART I    Financial Information

     Balance Sheets, January 31, 1996 (unaudited) and
          April 30, 1995.....................................   3

     Statement of Income (unaudited), quarter and nine months
          ended January 31, 1996 and 1995....................   4

     Statement of Cash Flows (unaudited), nine months
          ended January 31, 1996 and 1995.....................  5

     Notes to Financial Information...........................  6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................  7


PART II   Other Information

     Index to Exhibits and Legal Proceedings.................. 10


     Signatures............................................... 14





                  TRAVEL PORTS OF AMERICA, INC.
                          BALANCE SHEET


                                   (UNAUDITED)
                                       1/31/96            4/30/95
     ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS            $  1,794,024        $  7,593,798
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $234,824 AT
    JANUARY 1996 AND $214,052
AT APRIL 1995                        4,573,774           3,683,235
  NOTES RECEIVABLE                      48,690             332,655
  INVENTORIES                        5,567,062           5,790,823
  PREPAID AND OTHER CURRENT ASSETS     886,250             532,904
  DEFERRED TAXES - CURRENT             381,900             381,900
      TOTAL CURRENT ASSETS          13,251,700          18,315,315
NOTES RECEIVABLE, DUE AFTER ONE YEAR 2,089,502           1,390,600
PROPERTY, PLANT AND EQUIPMENT, NET  33,365,256          27,052,462
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES        1,984,544           2,032,686
OTHER ASSETS, NET                    2,443,458           2,579,747
                                   $53,134,460         $51,370,810

    LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT                $     643,000
  CURRENT PORTION OF LONG-TERM DEBT  2,511,348        $  2,360,015
  ACCOUNTS PAYABLE                   5,778,211           6,897,323
  ACCOUNTS PAYABLE - AFFILIATE       1,005,050             597,100
  INCOME TAXES PAYABLE                  94,404
  ACCRUED COMPENSATION               1,314,959           1,335,305
  ACCRUED SALES AND FUEL TAX         1,612,165           1,047,649
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES              1,032,905           1,057,679
      TOTAL CURRENT LIABILITIES     13,992,042          13,295,071
LONG TERM DEBT                      19,860,846          20,328,957
CONVERTIBLE SUBORDINATED DEBENTURES  4,650,000           4,650,000
DEFERRED INCOME TAXES                  747,200             747,200
     TOTAL LIABILITIES              39,250,088          39,021,228
SHAREHOLDERS EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JANUARY
    1996 - 5,239,124 AND
    APRIL 1995 - 5,209,924              52,391              52,099
  ADDITIONAL PAID-IN CAPITAL         3,813,429           3,767,741
  RETAINED EARNINGS                 10,018,552           8,529,742
    TOTAL SHAREHOLDERS EQUITY       13,884,372          12,349,582
                                   $53,134,460         $51,370,810

                  TRAVEL PORTS OF AMERICA, INC.
                       STATEMENT OF INCOME
                           (UNAUDITED)


                           QUARTER ENDED               NINE MONTHS ENDED
                             JANUARY 31                   JANUARY 31
                          1996       1995             1996           1995

NET SALES AND
OPERATING REVENUE     $40,168,832 $37,529,063    $117,915,138   $114,780,410

COST OF GOODS SOLD     30,646,792  28,282,146      88,898,743     85,662,334

GROSS PROFIT            9,522,040   9,246,917      29,016,395     29,118,076

OPERATING EXPENSE       7,310,596   7,231,905      21,914,881     22,222,029

GENERAL AND
ADMINISTRATIVE EXPENSE  1,217,027     991,434       3,082,690      2,764,722

INTEREST EXPENSE          632,778     624,205       1,920,437      1,623,175

OTHER INCOME, NET         (76,041)    (81,044)       (468,823)      (142,628)
                        9,084,360   8,766,500      26,449,185     26,467,298

INCOME BEFORE TAXES       437,680     480,417       2,567,210      2,650,778

PROVISION FOR TAXES
ON INCOME                 170,500     193,500       1,078,400      1,088,500

NET INCOME          $     267,180 $   286,917    $  1,488,810   $  1,562,278


PER SHARE DATA:

NET INCOME PER
SHARE - PRIMARY             $0.05       $0.05           $0.28          $0.30

NET INCOME PER SHARE -
FULLY DILUTED               $0.05       $0.05           $0.24          $0.29

WEIGHTED AVERAGE SHARES
     OUTSTANDING -
     PRIMARY            5,343,005   5,309,167       5,382,414      5,286,883

WEIGHTED AVERAGE SHARES
     OUTSTANDING -
   FULLY DILUTED        6,893,005   5,316,943       6,941,078      5,308,041







                  TRAVEL PORTS OF AMERICA, INC.
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                    NINE MONTHS ENDED JANUARY 31
                                         1996            1995
OPERATING ACTIVITIES:
  NET INCOME                         $1,488,810       1,562,278
  DEPRECIATION AND AMORTIZATION       1,973,553       1,834,920
  PROVISION FOR LOSSES ON
ACCOUNT RECEIVABLE                       33,905          94,145
  (GAIN) LOSS ON SALE OF ASSETS        (213,681)         27,974
  CHANGES IN OPERATING ASSETS
  AND LIABILITIES -
  ACCOUNTS RECEIVABLE                  (924,444)       (518,621)
    INVENTORIES                         223,761        (736,623)
    PREPAID AND OTHER CURRENT ASSETS   (351,972)       ( 60,203)
    ACCOUNTS PAYABLE                   (711,162)        716,630
    ACCRUED COMPENSATION                (20,346)        338,077
    ACCRUED SALES AND FUEL TAX          564,516        (443,749)
    ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                 (24,774)         82,704
  CHANGES IN INCOME TAXES PAYABLE        94,404          89,987
  CHANGES IN OTHER NON-CURRENT ASSETS    13,388        (117,550)
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES              2,145,958       2,869,969

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY,
  PLANT & EQUIPMENT                  (8,795,066)     (2,072,388)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                 292,069         100,997
  NET PROCEEDS RECEIVED ON
  NOTES RECEIVABLE                      185,063          61,107
    NET CASH USED IN INVESTING
    ACTIVITIES                       (8,317,934)     (1,910,284)

FINANCING ACTIVITIES:
  NET SHORT-TERM DEBT
BORROWING (PAYMENTS)                    643,000      (1,752,000)
  PRINCIPAL PAYMENTS ON
  LONG-TERM DEBT                     (1,816,778)     (7,202,364)
  PROCEEDS FROM LONG-TERM BORROWING   1,500,000      10,500,000
  PROCEEDS FROM CONVERTIBLE SUBORDINATED
     DEBENTURES                                       2,150,000
  PROCEEDS FROM EXERCISE OF
  STOCK OPTIONS                          45,980          40,020
    NET CASH PROVIDED BY FINANCING
    ACTIVITIES                          372,202       3,735,656

NET (DECREASE) INCREASE IN CASH
AND EQUIVALENTS                      (5,799,774)      4,695,341
CASH AND EQUIVALENTS -
BEGINNING OF PERIOD                   7,593,798       1,177,400
CASH AND EQUIVALENTS - END OF PERIOD $1,794,024      $5,872,741

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
     INTEREST PAID                 $1,928,059          $1,494,615
     INCOME TAXES PAID             $   935,985         $1,046,991
                  TRAVEL PORTS OF AMERICA, INC.
                 NOTES TO FINANCIAL INFORMATION
                        JANUARY 31, 1996

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1995, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1996 and April 30, 1995, and for the three months and nine months ended January 31, 1996 and 1995. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                                          January 31, 1996   April 30, 1995
     At first-in, first-out (FIFO) cost:
        Petroleum Products                   $1,512,040          $1,467,754
        Store Merchandise                     1,729,460           1,708,595
        Parts for repairs and tires           2,000,279           2,138,790
        Other                                   325,283             475,684
                                             $5,567,062          $5,790,823


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

On December 21, 1995, the Company entered into a construction line of credit with a maximum amount of $3,500,000. Upon completion of the Harborcreek project, the construction line will convert into a permanent mortgage for the lesser of 80% of the appraised value or $6,000,000. The mortgage will be set up with monthly payments of principal and interest, amortized over a 15 year period, with a maturity of 10 years from the conversion date. Interest is at prime plus 1/2%. At the time of conversion to permanent financing, the Company has the option to choose a fixed rate option. A conversion fee of 1/2% will be due and payable by the Company when the construction line is converted to permanent financing.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Third Quarter ended January 31, 1996 and 1995

Sales from operations were $40,168,832 for the third quarter of fiscal 1996, up $2,639,769, or 7%, from the third quarter of last year. In comparing to last year, this year the Company did not have the facility in Fairplay, South Carolina and a small restaurant in Phelps, New York. The impact from the disposition of these two locations was a $500,000 reduction in sales as compared to the third quarter of 1995. In addition, a customer who previously purchased diesel fuel directly from the Company is now storing its own fuel at certain of the Companys facilities and is charged a pumping fee. There is no impact on gross profit but sales declined $292,000. After accounting for the change in locations and the diesel sales to this customer, the increase in sales for same units was approximately $3,431,000 or 9.1%.

Gross profit for the third quarter was $9,522,040, an increase of $275,123, or 3%, from the prior year. The two locations the Company no longer has accounted for a decline in gross profit of $149,000. During the quarter the Company exercised its option to cancel a fixed price contract for diesel fuel. As a result of this, the Company recorded a gain of $412,000 which is included in cost of goods sold. The contract was to run until August 2003 and amounted to less than 3% of the Companys annual usage of diesel fuel.

Operating expenses of $7,310,596 for the third quarter were $78,691, or 1.1% more than last year. Increases in utilities, general supplies, repairs and maintenance from the cold weather and snow more than offset the decrease of $224,000 from the two locations the Company no longer has.

General and administrative expenses for the quarter of $1,217,027 increased $225,593 or 22.8% from last year. The increases were in salary and wages, employee training, travel and entertainment, advertising and bonus provision.
On March 1, 1996, the Company took over the operation of the Baltimore Port Travel Plaza in Baltimore, Maryland. The facility will be leased from the previous owner.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Companys cash position decreased by $5,799,774 to $1,794,024 during the nine months ended January 31, 1996. Accounts receivable increased $924,444 from greater sales activity. Accounts payable decreased $711,162 as a result of payments on capital expenditures. Accrued sales and fuel taxes increased $564,516 due to amount and timing of tax payments. Overall operating activities for the nine months ended January 31, 1996, provided $2,145,958 in cash compared to last year's $2,869,969.

Investing activities resulted in a net use of $8,317,934. Capital expenditures during the first nine months of 1996 were $8,795,066. The renovation projects and the construction of a travel plaza on land owned by the Company in Harborcreek, Pennsylvania accounted for these expenditures. The construction of the Harborcreek facility has been funded to date primarily from operations and the existing cash position. The Company has arranged with its primary lender interim and permanent financing of the project (see below). Proceeds from notes receivable provided cash of $185,063 and $292,069 was received from the sale of properties and equipment.

Cash provided by financing activities for the first nine months of 1996 was $372,202. An advance of $1,500,000 against the construction line and $643,000 from the line of credit provided funding for some of the capital expenditures. Principal payments on long term debt amounted to $1,816,778. Last year a refinancing and the initial sale of the subordinated debentures provided $3,735,656 after repayment of principal.

The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until August 31, 1996. The line of credit is limited to the lesser of $2,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Companys inventory. As of January 31, 1996, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit.

On December 21, 1995, the Company entered into a construction line of credit with a maximum amount of $3,500,000. Upon completion of the Harborcreek project, the construction line will convert into a permanent mortgage for the lesser of 80% of the appraised value or $6,000,000. The mortgage will be set up with monthly payments of principal and interest, amortized over a 15 year period, with a maturity of 10 years from the conversion date. Interest is at prime plus 1/2%. At the time of conversion to permanent financing, the Company has the option to choose a fixed rate option. A conversion fee of 1/2% will be due and payable by the Company when the construction line is converted to permanent financing.
Authorized, but unissued stock is available for financing needs; however, there are no current plans to use this source.
                  TRAVEL PORTS OF AMERICA, INC.
                  PART II -- OTHER INFORMATION

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

     On March 1, 1996, the Company took over the operation of Baltimore Port Travel Plaza in Baltimore, Maryland. The facility will be leased from the previous owner. The leases are set forth beginning on page 69 of this report.

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

     (10) Material Contracts

          Exhibit 10.14, Restated and Amended Credit Agreement,
     Revolving Line Note and Term Loan Note, all dated December
     21, 1995, executed and delivered by the Company to Fleet
     Bank is set forth on page 16 of this report.

     (11) Statement re: computation of earnings per share

          Computation of earnings per share is set forth in Exhibit(11)on page 12 of this report.

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

               None

     (20) Report furnished to security holders

               Not applicable



     (23) Published report regarding matters submitted to vote of security holders

               None


     (24) Consents of experts and counsel

               Not applicable

     (25) Power of attorney

               None

     (26) Additional exhibits

               None

     (27) Supplemental Financial Information

               Exhibit(27)on page 15 of this report.

   (b)  REPORT ON FORM 8-K

               None

                          EXHIBIT (11)

            COMPUTATION OF PRIMARY EARNINGS PER SHARE
             FOR THE QUARTER ENDED JANUARY 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

               Total Options       Average            Average
Qtr. Ended     Below Market     Option Price       Market Price    Shares
1/31/96          388,548            $1.89              $2.58      103,881
Average number of shares outstanding                            5,239,124
                                                                5,343,005

Net income per common and common equivalent shares                   $.05


         COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
             FOR THE QUARTER ENDED JANUARY 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.
               Total Options
                and Warrants        Average
Qtr. Ended     Below Market      Exercise Price     Market Price *   Shares
1/31/96          388,548             $1.89              $2.58        103,881
Additional shares due to assumed exercise of convertible
debentures                                                         1,550,000
Average number of shares outstanding                               5,239,124
                                                                   6,893,005
Net income for quarter ended 7/31/95                                $268,180
Interest on convertible debentures, net of tax                        59,287
                                                                    $326,467

Net income per common and common equivalent shares - fully
diluted                                                                 $.05

            COMPUTATION OF PRIMARY EARNINGS PER SHARE
           FOR THE NINE MONTHS ENDED JANUARY 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

              Total Options       Average           Average
Qtr. Ended     Below Market    Option Price       Market Price      Shares
7/31/95          420,738           $1.87             $2.65         123,847
10/31/95         493,738           $2.19             $3.71         202,142
1/31/96          388,548           $1.89             $2.58         103,881
Total for Three Quarters                                           429,870
Average common stock equivalents outstanding during
   nine months ended January 31, 1996                              143,290
Average number of shares outstanding                             5,239,124
                                                                 5,382,414

Net income per common and common equivalent shares                    $.28






         COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
           FOR THE NINE MONTHS ENDED JANUARY 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

              Total Options
               and Warrants       Average
Qtr. Ended     Below Market    Exercise Price    Market Price *   Shares
7/31/95          420,738           $1.87            $2.875        147,082
10/31/95         586,738           $2.41             $3.71        204,899
1/31/96          388,548           $1.89             $2.58        103,881
Total for Two Quarters                                            455,862
Average common stock equivalents outstanding during
   nine months ended January 31, 1996                             151,954
Additional shares due to assumed exercise of convertible
debentures                                                      1,550,000
Average number of shares outstanding                            5,239,124
                                                                6,941,078


Net income for nine months ended 1/31/96                       $1,488,810
Interest on convertible debentures, net of tax                    177,863
                                                               $1,666,673

Net income per common and common equivalent shares - fully
diluted                                                              $.24

* Amount reflects higher of average or period end market price.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              TRAVEL PORTS OF AMERICA, INC.

Date: March 8, 1996      s/ John M. Holahan
                         John M. Holahan, President

Date: March 8, 1996      s/ William Burslem III
                         William Burslem III
                         Vice President
                          Exhibit (27)

Cash and cash items                          $    1,794,024
Notes and accounts receivable - trade        $    4,573,774
Allowance for doubtful accounts              $      234,824
Inventory                                    $    5,567,062
Total current assets                         $   13,251,700
Property, plant and equipment                $  52,970,747
Accumulated depreciation                     $  19,605,491
Total assets                                 $  53,134,460
Total current liabilities                    $  13,992,042
Bonds, mortgages and similar debt            $  27,022,193
Common stock                                 $      52,391
Other stockholders equity                    $  13,831,981
Total liabilities and stockholders equity    $  53,134,460
Total net sales and operating revenue        $ 117,915,138
Total costs and expenses applicable to sales
   and revenues                              $  88,898,743
Other costs and expenses                     $  24,997,571
Provision for doubtful accounts and notes    $      33,905
Interest and amortization of debt discount   $   1,920,437
Other income, net                            $    (468,823)
Income before taxes and other items          $   2,567,210
Income tax expense                           $   1,078,400
Net income or loss                           $   1,488,810
Earnings per share - primary                 $         .28
Earnings per share - fully diluted           $         .24




CREDIT AGREEMENT AMENDMENT NUMBER 1

           THIS CREDIT AGREEMENT AMENDMENT NUMBER 1 is made as of September ___, 1995 by and between FLEET BANK, a New York bank and trust company and successor by merger to Norstar Bank, N.A. and Fleet Bank of New York, with offices at One East Avenue, Rochester, New York 14638 (called the "Bank") and TRAVEL PORTS OF AMERICA, INC., formerly known as Roadway Motor Plazas, Inc., a New York corporation with offices now at 3495 Winton Place, Building C, Rochester, New York 14623 (the "Borrower").

           WHEREAS, the Bank and the Borrower entered into a Credit Agreement dated June __, 1988, which Credit Agreement was amended and restated in a Restated and Amended Credit Agreement dated January 28, 1991, which Restated and Amended Credit
Agreement  was  also  been  further  amended,  and  which  Credit
Agreement was further amended and restated in a Restated and Amended Credit Agreement dated June 30, 1994, and which Credit Agreement was further amended and restated in a Restated and Amended Credit Agreement dated September 29, 1994 (collectively, the "1988 Agreement"), and

           WHEREAS, the parties desire to further amend the  1988
           Agreement,

          NOW THEREFORE, the Bank and the Borrower agree:

           1. Article I.B. of the 1988 Agreement is hereby amended to read in its entirety as follows:

                B. Revolving Line of Credit. The Bank hereby establishes a revolving line of credit (the "Revolving Line") in the maximum principal amount of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000). The Revolving Line replaces and supersedes existing revolving lines established by the Bank for Borrower.

                A Revolving Line Note (the "Revolving Line Note") in substantially the form of Exhibit B hereto will evidence the Revolving Line.

                 All outstanding principal amounts under the Revolving Line shall bear interest until paid at a rate per annum equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

                The Borrower shall make a payment of all interest accrued under the Revolving Line Note on the first day of each month. The Borrower shall make principal payments sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described below, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line.

                The Revolving Line shall terminate on August  31,
     1996 unless extended in writing in the sole discretion of and on such terms as are acceptable to the Bank, and no further advances shall be made thereafter.

               The Borrower may borrow, repay, and reborrow under the Revolving Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of $2,750,000 or the sum then available according to the following formula (the "Borrowing Formula"): (a) eighty percent (80%) of all Borrower eligible accounts receivable as defined below ("Eligible Accounts") plus (b) forty-five percent (45%) of all Borrower eligible inventories as defined below ("Eligible Inventories").

                Eligible accounts receivable are defined as: (i) all trade accounts receivable less than 90 days beyond date of invoice plus (ii) the less than 90 days beyond date of invoice portion of receivables from one customer of which at least 50% of the outstanding amount is less than 90 days beyond date of invoice, minus all (iii) marginal accounts receivable, contra accounts receivable, affiliate company accounts receivable, foreign accounts receivable, employee accounts receivable, bill and hold accounts receivable (i.e. accounts relating to goods not yet shipped but invoiced), uncollectible accounts receivable, accounts receivable arising from progressive billings (ie. accounts receivable from billings for work performed on a partially completed contract), accounts receivable arising from guaranteed sales with buy-back provisions (ie. accounts receivable arising from sales in which the Borrower is obligated to repurchase inventory or merchandise sold to customers), and accounts receivable of companies or businesses actually known to the Bank to be deteriorating. In the event that total accounts receivable from any payor represent more than 20% of the Borrower's total accounts receivable, the Bank reserves the right in its sole discretion to delete those accounts receiv able in excess of 20% of total accounts from eligible accounts receivable unless the Borrower has provided to the Bank sufficient information regarding the obligor on the accounts for the Bank to make a determination as to the creditworthiness of that obligor.

                Eligible inventories are defined as all inven tories owned by the Borrower valued at cost minus all perish able or non-saleable inventories.

                 Eligible accounts receivable and eligible inventories must arise from the Borrower's ordinary course of business as it exists on the date hereof. The Bank reserves the right in its sole discretion to modify the borrowing formula or make changes in the definitions of eligible accounts or eligible inventories, or to delete certain accounts or inventories from the borrowing formula, all in the event of a material adverse change in the collateral or its collectibility.

                The amount available under the Revolving Line shall be reduced by the aggregate amount of outstanding Letters of Credit issued by the Bank for the account of the Borrower. Letters of Credit will be issued at the request of the Borrower in the discretion of, and upon terms acceptable to, the Bank. The Borrower shall pay to the Bank a non-refundable commission of one and one-half percent (1.5%) per annum with respect to the face amount of each respective letter of credit on the date such letter of credit is issued.

                Borrower agrees to allow the Bank complete access to all books and records of the Borrower upon reasonable request. Borrower agrees to submit information which the Bank may reasonably request from time to time in connection with the Revolving Line. The Borrower will provide to the Bank such borrowing reconciliation reports, agings, listings, and other reports and information as the Bank requires in connection with the Revolving Line including without limitation monthly accounts agings and inventory reports no later than the 30th day of each month.

           2. Exhibit B to the 1988 Agreement is hereby amended to read in its entirety as set forth in Exhibit B to this Amendment.

           3. Except as expressly modified herein, all other terms of the 1988 Agreement shall remain in full force and effect. All references in documents, mortgages, instruments, and other agreements of any kind to the 1988 Agreement shall be deemed to be references to the 1988 Agreement as modified by this Amendment.


           IN WITNESS WHEREOF, the parties have caused this Amendment to be executed by their duly authorized officers as of the date first above written.


FLEET BANK                         TRAVEL PORTS OF AMERICA, INC.



By: _____________________          By: __________________________

Title: __________________          By: __________________________


                           EXHIBIT B

                      REVOLVING LINE NOTE


$2,750,000                              September __, 1995


           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Revolving Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Revolving Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.

           This Revolving Line Note shall bear interest at a rate equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days.
All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

          Interest shall continue to accrue after maturity at the rate required by this Revolving Line Note until this Revolving
Line Note is paid in full. The rate of interest on this Revolving Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated September 29, 1994, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.

           All interest accrued under this Revolving Line Note shall be due and payable on the first day of each month. Principal payments shall be due and payable sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described in Article I, Section B of the Credit Agreement, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line as specified in the Credit Agreement. Payments may be made pursuant to a mutually agreeable cash management arrangement with the Bank. All payments shall be in lawful money of the United States in immediately available funds.

           Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.

           If this Revolving Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Revolving Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.

           This Revolving Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.

           This Revolving Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.

           This Revolving Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Revolving Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Revolving Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Revolving Line Note at a rate in excess of such maximum rate, the rate of interest under this Revolving Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Revolving Line Note.

           The terms of this Revolving Line Note cannot be changed, nor may this Revolving Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Revolving Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Revolving Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.

           Bank may set off toward payment of any obligations under this Revolving Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.

           Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Revolving Line
Note.

           This Revolving Line Note shall be governed by the laws of the State of New York.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                   TRAVEL PORTS OF AMERICA, INC.

                                   By:__________________________
                                   Title:________________________

             RESTATED AND AMENDED CREDIT AGREEMENT

           THIS RESTATED AND AMENDED CREDIT AGREEMENT is made as of December 21, 1995 by and between FLEET BANK, a New York bank and trust company and successor by merger to Norstar Bank, N.A. and Fleet Bank of New York, with offices at One East Avenue, Rochester, New York 14638 (called the "Bank") and TRAVEL PORTS OF AMERICA, INC., formerly known as Roadway Motor Plazas, Inc., a New York corporation with offices now at 3495 Winton Place, Building C, Rochester, New York 14623 (the "Borrower").

           WHEREAS, the Bank and the Borrower entered into a Credit Agreement dated June __, 1988, which Credit Agreement was amended and restated in a Restated and Amended Credit Agreement dated January 28, 1991, which Restated and Amended Credit
Agreement  was  also  been  further  amended,  and  which  Credit
Agreement was further amended and restated in a Restated and Amended Credit Agreement dated June 30, 1994, which Credit Agreement was further amended and restated in a Restated and Amended Credit Agreement dated September 29, 1994, and which Credit Agreement was further amended by Credit Agreement Amendment Number 1 dated September ___, 1995 (collectively, the "1988 Agreement"), and

           WHEREAS, the parties desire to further amend the  1988
Agreement, and deem it in their respective best interest to restate and amend the 1988 Agreement in its entirety for ease of reference,

          NOW THEREFORE, the Bank and the Borrower agree to amend and restate the 1988 Agreement in its entirety as follows, and further agree that (a) except as expressly changed herein this Agreement shall cover the same rights and obligations as are covered by the 1988 Agreement, (b) all references in mortgages, security agreements, notes, and other documents, instruments, and agreements related to this Agreement or to the 1988 Agreement which refer to the 1988 Agreement shall be deemed to refer to this Restated and Amended Credit Agreement as the same may be modified, extended, or replaced from time to time.

ARTICLE I - LOANS

           A. Term Loans. The Bank shall consolidate existing loans to the Borrower in an aggregate amount of, and the Borrower shall borrow an aggregate amount of, $10,500,000 (the "Term Loan"). The Term Loan shall be evidenced by an amended, consolidated, and restated Term Loan Note in the new principal amount of $10,500,000, the form of which is attached hereto as Exhibit A (the "Term Loan Note").

          The amount outstanding on the date of closing under the Term Loan referenced in the 1988 Agreement shall remain outstanding as a part of the Term Loan hereunder and the terms thereof shall be modified to the terms of the Term Loan hereunder. The remaining principal portion of the Term Loan shall be available to the Borrower first to repay $1,500,000 in existing Bank line of credit obligations on the date of closing. The remaining proceeds shall be advanced into an escrow account to be held by the Bank for the benefit of the Borrower.

           The Bank will invest the funds held in the escrow account in income producing accounts at the Bank or an Affiliate of the Bank mutually satisfactory to the Bank and the Borrower. Advances will be made from the escrow account as requested by Borrower for capital expenditures in Borrower's fiscal year 1995, improvements to Borrower's property commonly known as Exit 3 Truckstop in Greenland, New Hampshire, and infrastructure improvements to Borrower's property in Harborcreek, Erie, Pennsylvania. Advance requests must be accompanied by invoices for expenses incurred reasonably satisfactory to the Bank.

           Outstanding principal balances under the Term Loan shall bear interest at ten and twelve/hundredths percent (10.12%) per annum, calculated based on actual days elapsed in a year of
360 days. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

          The Borrower shall pay all interest accrued on the Term Loan on the first day of each month commencing on November 1, 1994 and continuing through March 1, 1995. On the first day of each month commencing on April 1, 1995, the Borrower shall make a combined principal and interest payment of $166,957.84. Payments shall be applied first to accrued interest and then to principal. In the event that any payment is insufficient to pay all accrued interest, all such accrued interest shall be immediately payable and the Bank reserves the right to adjust the monthly payment amount to an amount deemed reasonably sufficient to fully amortize the principal and interest of the Term Loan by the maturity date. All remaining principal and interest shall be due and payable in full on September 29, 2002.

           The Borrower may prepay, in whole or in part, the Term
Loan Note at any time. The prepayment shall be accompanied by a prepayment charge computed as follows:

                The latest available yield preceding the date of prepayment, as available through active market trading or published in the Wall Street Journal, for United States Treasury Notes or Bills (with Bills on a discounted basis converted to a bond equivalent) with a maturity date closest to September 29, 2002 shall be subtracted from 7.62%. If the result is zero or a negative number, there shall be no prepayment charge. If the result is a positive number, then the resulting percentage shall (i) be multiplied by the principal amount prepaid, then (ii) divided by 360, then (iii) multiplied by the number of days remaining prior to September 29, 2002, and then (iv) reduced to a present value calculated using the above referenced Treasury Note or Bill yield. The resulting amount shall be the amount of the prepayment charge due to the Bank.

            Principal prepayments shall be applied first to interest accrued on the amount prepaid, and then to principal in inverse order of maturity.

            B. Revolving Line of Credit. The Bank hereby establishes a revolving line of credit (the "Revolving Line") in the maximum principal amount of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000). The Revolving Line replaces and supersedes existing revolving lines established by the Bank for Borrower.

           A Revolving Line Note (the "Revolving Line Note") in substantially the form of Exhibit B hereto will evidence the Revolving Line.

           All outstanding principal amounts under the Revolving Line shall bear interest until paid at a rate per annum equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

           The Borrower shall make a payment of all interest accrued under the Revolving Line Note on the first day of each month. The Borrower shall make principal payments sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described below, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line.

           The Revolving Line shall terminate on August 31, 1996 unless extended in writing in the sole discretion of and on such terms as are acceptable to the Bank, and no further advances shall be made thereafter.

           The Borrower may borrow, repay, and reborrow under the Revolving Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of $2,750,000 or the sum then available according to the following formula (the "Borrowing Formula"): (a) eighty percent (80%) of all Borrower eligible accounts receivable as defined below ("Eligible Accounts") plus
(b) forty-five percent (45%) of all Borrower eligible inventories as defined below ("Eligible Inventories").

           Eligible accounts receivable are defined as: (i) all trade accounts receivable less than 90 days beyond date of invoice plus (ii) the less than 90 days beyond date of invoice portion of receivables from one customer of which at least 50% of the outstanding amount is less than 90 days beyond date of invoice, minus all (iii) marginal accounts receivable, contra accounts receivable, affiliate company accounts receivable, foreign accounts receivable, employee accounts receivable, bill and hold accounts receivable (i.e. accounts relating to goods not yet shipped but invoiced), uncollectible accounts receivable, accounts receivable arising from progressive billings (ie.
accounts receivable from billings for work performed on a partially completed contract), accounts receivable arising from guaranteed sales with buy-back provisions (ie. accounts receivable arising from sales in which the Borrower is obligated to repurchase inventory or merchandise sold to customers), and accounts receivable of companies or businesses actually known to the Bank to be deteriorating. In the event that total accounts receivable from any payor represent more than 20% of the Borrower's total accounts receivable, the Bank reserves the right in its sole discretion to delete those accounts receivable in excess of 20% of total accounts from eligible accounts receivable unless the Borrower has provided to the Bank sufficient information regarding the obligor on the accounts for the Bank to make a determination as to the creditworthiness of that obligor.

           Eligible inventories are defined as all inventories owned by the Borrower valued at cost minus all perishable or non-saleable inventories.

           Eligible accounts receivable and eligible inventories must arise from the Borrower's ordinary course of business as it exists on the date hereof. The Bank reserves the right in its sole discretion to modify the borrowing formula or make changes in the definitions of eligible accounts or eligible inventories, or to delete certain accounts or inventories from the borrowing formula, all in the event of a material adverse change in the collateral or its collectibility.

           The amount available under the Revolving Line shall be reduced by the aggregate amount of outstanding Letters of Credit issued by the Bank for the account of the Borrower. Letters of Credit will be issued at the request of the Borrower in the discretion of, and upon terms acceptable to, the Bank. The Borrower shall pay to the Bank a non-refundable commission of one and one-half percent (1.5%) per annum with respect to the face amount of each respective letter of credit on the date such letter of credit is issued.

           Borrower agrees to allow the Bank complete access to all books and records of the Borrower upon reasonable request. Borrower agrees to submit information which the Bank may reasonably request from time to time in connection with the Revolving Line. The Borrower will provide to the Bank such borrowing reconciliation reports, agings, listings, and other reports and information as the Bank requests in connection with the Revolving Line including without limitation accounts agings and inventory reports as requested.

           C.    Mortgage  Loans.     The Borrower and  the  Bank
hereby reaffirm the Borrower's (and its predecessor's) existing mortgage secured obligations to the Bank (the "Mortgage Loans"), as follows:

           1. 1980 Livingston County Industrial Development Agency Industrial Development Revenue Bonds (Interstate Travel Plaza, Inc. Facility) in the original principal amount $950,000 secured by Mortgages on property in Livingston County (Dansville), New York,

           2. obligations covered by a Consolidation and Extension Agreement in the original aggregate principal amount of $350,000 dated October 23, 1987 and secured by a Mortgage on property in the Town of Amity (Belmont), New York,
           3. obligations covered by a Deed of Trust Note in the original principal amount of $2,000,000 dated July 5, 1988 and secured by a Deed of Trust on property in Buncombe County (Ashville), North Carolina,

           4. obligations covered by a Note in the original principal amount of $4,400,000 dated January 5, 1989 and secured by a Mortgage on property in Porter County (Porter), Indiana,

           5. obligations covered by a Note in the original principal amount of $500,000 dated January 5, 1989 secured by a Mortgage covering leasehold interests in Lake County
     (Lake Station), Indiana, and

           6.    obligations  covered by a Note in  the  original
     principal amount of $5,500,000 dated January 4, 1990 secured
     by a Mortgage  covering  property  in  Franklin   County
     (Greencastle), Pennsylvania.

The terms of the Mortgage Loans shall remain in full force and effect, but such loans also shall be covered by the terms of this Agreement.

           D.    1992 Loan.     [Intentionally omitted: On  April
30, 1992 the Bank made an additional term loan to the Borrower in the aggregate principal amount of $1,966,685 (the "1992 Loan").
The 1992 Loan has been paid in full.]

           E.    1994 Loan.     The Bank made, on or about June 30,
1994, an additional term loan to the Borrower in the aggregate principal amount of $2,500,000 (the "1994 Loan"). The 1994 Loan shall be repaid according to the terms of the 1994 Loan Note, the form of which is attached hereto as Exhibit C (the "1994 Loan Note"). The Borrower was required to use the proceeds of the 1994 Loan Note for the purchase of assets which constitute the Exit 3 Truckstop in Greenland, New Hampshire.

           F. Assumption of Interstate Travellers Debt. The Borrower has previously assumed and hereby reaffirms its assumption of all of the obligations of any kind or nature of Interstate Traveller Services, Inc. to the Bank, including without limitation obligations related to the Mortgage Loans and to the mortgages given to the Bank in 1988 covering properties located in Centre, Luzerne, Columbia, and Franklin Counties, Pennsylvania. The Borrower shall be deemed to be a party to, and shall be bound by all documents and agreements relating to obligations of Interstate Traveller Services, Inc. to the Bank in the same manner as if the Borrower had executed such documents and agreements in the first instance. The Borrower shall provide such further instruments and assurances regarding the aforesaid assumption as the Bank may reasonably request from time to time.

           G. Erie Line of Credit/Term Loan. The Bank hereby establishes a non-revolving construction line of credit (the "Erie Line") in the maximum principal amount of Three Million Five Hundred Thousand Dollars ($3,500,000). The Erie Line shall be used to fund capital expenditures and construction costs relating to construction of a new truck stop/travel center to be located in Harborcreek (Erie), Pennsylvania (the "Erie Project").

           A Revolving Line Note (the "Erie Line Note") in substantially the form of Exhibit D hereto will evidence the Revolving Line.

           All outstanding principal amounts under the Erie Line shall bear interest until paid at a rate per annum equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate.

           The Borrower shall make a payment of all interest accrued under the Erie Line Note on the first day of each month. All remaining principal and interest shall be due and payable in full on July 31, 1996, or if sooner, on the date that the Erie Loan (defined below) is made.

           The Erie Line shall terminate on July 31, 1996 unless extended in writing in the sole discretion of and on such terms as are acceptable to the Bank, and no further advances shall be made thereafter.

           Advances under the Erie Line shall be made in the reasonable discretion of the Bank and shall be used to fund construction costs in connection with the Erie Project. At the time of requesting each advance, the Borrower shall provide the Bank with such documentation as the Bank may require, including without limitation a summary of expenses paid and incurred to date related to the Erie Project and, if requested by the Bank, supporting documentation for the same. The Bank reserves the right to require the Borrower to provide evidence to the Bank that the Borrower has sufficient resources, when combined with the remaining commitment under the Erie Line, to complete the Erie Project before the Bank shall make any additional advances under the Erie Line. At its discretion and upon its request, the Bank may require the Borrower from time to time to provide title updates and lien waivers with respect to the Erie Project, and any cost variations exceeding ten percent (10%) in the aggregate from the budget provided to the Bank prior to commencement of the Erie Project will require prior approval of the Bank.

     On the date of completion of the Erie Project, but not later than July 31, 1996, the Bank will make a term loan (the "Erie Loan") related to the Erie Project in the lesser amount of $6,000,000 or 80% of the appraised value of the completed Erie Project as evidenced by an appraisal acceptable to the Bank; provided, however, that the Bank shall have no obligation to make the Erie Loan unless each of the following conditions has been met:

                 (i) no Event of Default hereunder has occurred hereunder,

                (ii) all construction and improvements  have
          been completed as evidenced by a certificate of the construction manager that construction has been completed according to the plans and specifications approved by the Bank and Borrower,

               (iii)   an  unconditional  Certificate   of
          Occupancy and any other permits or licenses have been issued,

               (iv) all certificates of payment are received from all contractors and subcontractors performing construction work,

                (v)   final,   as  built  engineering   and
          architectural drawings, are received,

               (vi) a survey, certified to the Bank showing all improvements, easements, and encroachments has been delivered to the Bank,

              (vii) a final appraisal, satisfactory to the Bank but at Borrower expense, has been received showing the Erie Loan to be no greater than 80% of the value of the property,

             (viii) the Bank has received a first mortgage securing the full amount of the Erie Loan with all supporting documentation required by the Bank including without limitation, title insurance satisfactory to the Bank evidencing the first mortgage interest of the Bank covering the Erie Project, subject to no liens or encumbrances except those agreed to in writing by the Bank, and

               (ix)  the Bank has received an environmental
          review of the premises covered by the Erie Project showing no adverse conditions and in form and substance satisfactory to the Bank, prepared by an engineer satisfactory to the Bank but the cost of which shall be reimbursed by the Borrower.

            An   Erie  Loan  Note  (the  "Erie  Loan  Note")   in
substantially the form of Exhibit E hereto will evidence the Erie
Loan.

           All  outstanding principal amounts under the Erie Loan
Note shall bear interest until paid in full, at the option of the Borrower exercised at least two business days prior to the making of the Erie Loan, at either

                     (a)   one-half percentage point (.5%)  above
               the Prime Rate, with changes in the rate of interest applicable to the Erie Loan Note becoming effective automatically and without prior notice at the time of changes in the Prime Rate, or

                     (b)   two hundred fifty basis points (2.50%)
               above the Bank's ten year cost of funds as designated by the Bank to the Borrower in the sole discretion of the Bank, established on the date of the Erie Loan Note and remaining fixed during the life of such Erie Loan Note.

Interest shall be calculated based on actual days elapsed divided by a year of 360 days.

           Payments  of all accrued interest under the Erie  Loan
Note shall be due on the first day of each month.

          Equal monthly principal payments for the Erie Loan Note shall be due, each in an amount equal to one-one hundred eightieth (1/180th) of the original principal amount of such Erie Loan Note. Principal payments shall be due on the first day of each month. All remaining principal and interest under the Erie
Loan Note shall be due and payable in full on the date ten (10) years from the date on which it is made.

           In the event that the Borrower chooses to prepay, in whole or in part, the Erie Loan Note, if the Borrower has elected a fixed rate of interest, the prepayment shall be accompanied by a premium as follows:

                The latest available yield preceding the date of prepayment, as available through active market trading or published in the Wall Street Journal, for United States Treasury Notes or Bills (with Bills on a discounted basis converted to a bond equivalent) with a maturity date closest to the maturity date of the respective Equipment Line Note shall be subtracted from the cost of funds used in establishing the initial fixed rate. If the result is zero or a negative number, there shall be no prepayment charge. If the result is a positive number, then the resulting percentage shall (i) be multiplied by the principal amount prepaid, then (ii) divided by 360, then (iii) multiplied by the number of days remaining prior to the maturity date of the Erie Loan Note, and then (iv) reduced to a present value calculated using the above referenced Treasury Note or Bill yield. The resulting amount shall be the amount of the prepayment charge due to the Bank.

If  the  Borrower  has elected a floating rate of  interest,  the
prepayment  may  be  made without premium or penalty.   Principal
prepayments shall be applied first to principal in inverse order of maturity.

ARTICLE II

          (Intentionally Omitted)




ARTICLE III - FEES AND EXPENSES

          A. Placement and Administration Expense. The Borrower shall pay any reasonable fees, expenses, and disbursements, including legal fees, of the Bank related to preparation and execution of this Agreement and any loans made hereunder. The Borrower shall pay the Bank's customary and reasonable fees, expenses, and disbursements in connection with administration of this Agreement including costs of periodic appraisals of the collateral and monitoring of the Revolving Line.

           B. Collection Costs. At the request of the Bank, the Borrower shall promptly pay any expenses, reasonable attorney's fees, costs, or disbursements in connection with collection of any of the obligations covered hereby or enforcement of any of the Bank's rights hereunder or under any note, security agreement, guarantee, or other agreement given to the Bank in connection herewith. This obligation shall survive the payment of any notes executed hereunder. The Bank may apply any payments of any nature received by it first to the payment of obligations under this section, notwithstanding any conflicting provision contained in any other agreement related hereto.

           C. Origination Fee. The Borrower paid origination fees in connection with (i) the consolidated Term Loan and (ii) the Bank's purchase of the LaBar loans which were repaid with the proceeds of the 1992 Loan.

           The Borrower paid an origination fee of $25,000 in connection with the making of the 1994 Loan.

          The Borrower paid an origination fee of Thirty Thousand
Dollars ($30,000) in connection with the making of the Term Loan.

          The Borrower shall pay an origination fee equal to one-half percent (.5%) of the original principal amount of the Erie
Loan Note on the date of closing of the Erie Loan.

           D. Default Interest Rate. Upon the failure of the Borrower to comply with any covenant contained in Article VII,
Sections  A,  J,  or  K,  or  Article VIII,  Section  J  of  this
Agreement, the rate of interest on each of the obligations covered hereby shall be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance, such increased rate to remain in effect through and including the end of the month in which such failure of compliance is remedied. Upon the occurrence of an Event of Default, however, the provisions of this paragraph shall be superseded by the provisions of the next paragraph of this Section D.

          Upon the occurrence of an Event of Default, the rate of interest on each of the Obligations shall be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance, such increased rate to remain in effect through and including payment in full of all of the obligations covered by this Agreement and cancellation of further commitments to lend under this Agreement, or written waiver of such Event of Default by the Bank.

           E. Late Payment Fees. Payments of principal and/or interest not made in full before the date ten (10) days after the date due shall be subject to a processing charge of five percent
(5%) of the payment due.

ARTICLE IV - COLLATERAL

           The Term Loan, the Mortgage Loans, and the Erie Line and Erie Loan shall be secured by mortgage liens and assignments of mortgage liens on Borrower's interests in real properties located in (i) Gloucester County, New Jersey, (ii) Montgomery, Livingston, and Broome Counties, New York, (iii) Anderson and Oconee Counties, South Carolina, (iv) Buncombe County, North Carolina, (v) Centre, Lehigh, Luzerne, Columbia, Clinton,
Franklin, and Erie Counties, Pennsylvania, (vi) Rockingham County, New Hampshire, and (vii) Porter and Lake Counties, Indiana.

           The  1992  Loan  was  secured  by  mortgage  liens  on
Borrower's interests in real properties in Gloucester County, New
Jersey,   Columbia  County,  Pennsylvania,  and  Lehigh   County,
Pennsylvania.

           The 1994 Loan shall be secured by mortgage liens on Borrower's interests in real properties in Rockingham County, New Hampshire as well as by interests in Borrower's other properties including without limitation properties in Gloucester County, New Jersey and Franklin County, Pennsylvania.

           All of the aforesaid mortgages shall be documented and perfected in a manner satisfactory to the Bank and its legal counsel.

           The Revolving Line shall be secured by the collateral for the Term Loan and the 1994 Loan as well as a sole first lien in all assets of every kind and nature, now owned or hereafter acquired, of Borrower, including without limitation goods, equipment, machinery, furniture, fixtures, supplies, tools, parts, accounts, inventory, documents, chattel paper, instruments, and general intangibles of Borrower, together with additions, accessions, replacements, substitutions, and proceeds.

           The Erie Line and the Erie Term Loan shall be secured by all assets of every kind and nature, now owned or hereafter acquired, of Borrower, including without limitation goods, equipment, machinery, furniture, fixtures, supplies, tools, parts, accounts, inventory, documents, chattel paper, instruments, and general intangibles of Borrower, together with additions, accessions, replacements, substitutions, and proceeds. In addition, the Erie Line and Erie Term Loan shall be secured by a mortgage covering the Borrower's property in Erie County, Pennsylvania.

           The existing collateral for the Mortgage Loans shall continue to secure such Mortgage Loans.

           The Borrower shall execute such documentation and deliver such items as the Bank deems necessary from time to time to perfect its interests in all collateral provided hereunder, and authorizes the Bank to file financing statements without its signature from time to time.

ARTICLE V - REPRESENTATIONS AND WARRANTIES

          The Borrower represents and warrants as follows:

           A. Organization and Power. The Borrower is duly formed, validly existing and in good standing under the laws of New York, and is duly qualified to transact business and is in good standing in all states and countries in which it owns properties or in which it conducts intrastate or international business. The Borrower has full power and authority to own its properties, to carry on its business as now being conducted, to execute and perform this Agreement, and to borrow hereunder.
           B.  Proceedings of Borrower.  All necessary action  on
the part of the Borrower and any other required persons or entities relating to authorization of the execution and delivery of this Agreement and the performance of other obligations hereunder including, but not limited to, the delivery of any notes, security agreements, and guarantees contemplated hereunder, has been taken. All of the same are valid and enforceable in accordance with their respective terms except as may be limited by bankruptcy, insolvency, or other laws of general application relating to enforcement of creditor's rights, and except as remedies may be limited by the application of equitable principles. Said action will not violate any provision of law or the Borrower's or any other required person's or entity's Certificate of Incorporation or By-laws. Such action will not violate, be in conflict with, result in a breach of, or constitute a default under any agreement to which the Borrower or any other required person or entity is party or by which any of their properties are bound, or any order, writ, injunction, or decree of any court or governmental instrumentality, and will not result in the creation or imposition of any lien, charge or encumbrance upon any of their properties with the sole exception of those in favor of the Bank contemplated hereby.

           C. Litigation. At the date of this Agreement, there is no action, suit or proceeding at law or in equity or by or before any governmental instrumentality or other agency pending or, to their knowledge, threatened against or affecting the Borrower which, if adversely determined, would have a material adverse effect on its financial condition or business.

           D. Financial Statements. All financial statements furnished by the Borrower to the Bank are complete and correct, have been prepared in accordance with generally accepted accounting principles consistently followed throughout the period indicated, and fairly present the financial condition of the Borrower as of the respective dates thereof and the results of its operations for the respective periods covered thereby; provided that interim financial statements are subject to normal recurring year end adjustments and matters that customarily would be set forth in the notes to audited financial statements.

           E.   Adverse  Changes.   Since  the  latest  financial
statements described in Article V.D., there have been no material adverse changes in the condition, financial or otherwise, of the Borrower.

           F. Taxes. The Borrower have obtained extensions or have filed or caused to be filed all tax returns which, to the knowledge of the officers of the Borrower are required to be filed, and have paid or caused to be paid all taxes or any assessments to the extent that such taxes have become due.

           G. Properties. The Borrower has good and marketable title to all its material property interests and assets, including without limitation, the property and assets set forth in the financial statements referred to in Article V.D. hereof, except as previously disclosed to the Bank. The Borrower has undisturbed peaceable possession under all leases under which it is operating, none of which contain unusual or burdensome provisions which may materially affect the operations of the Borrower and all such leases are in full force and effect.

           H. Indebtedness. The Borrower has no outstanding indebtedness other than indebtedness described in the financial statements referred to in Article V.D. hereof, trade payables not yet due incurred in the ordinary course of Borrower's business, and indebtedness to the Bank.

          I. Franchises, Permits. The Borrower has all material franchises, permits, licenses, and other authority as are necessary to enable it to conduct its business as now being conducted, and is not in default under such franchises, permits, licenses, and authority.

           J. ERISA. No action, event, or transaction has occurred which could give rise to a lien or encumbrance on Borrower's assets as a result of the application of relevant provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").
ARTICLE VI - CONDITIONS OF LENDING

           The following conditions must be satisfied by Borrower before the Bank shall have any obligation to make any advance or loan under this Agreement:

          A.     Representations    and    Warranties.     The
representations  and  warranties of  the  Borrower  contained  in
Article V shall be true and correct in all material respects as of the time of the making of each such loan or advance with the same effect as if made on and as of such date.

          B. No Defaults. There shall exist no condition or event constituting an Event of Default under Article IX hereof at the time of making of each loan or advance hereunder.

          C. Performance. The Borrower shall have performed and complied in all material respects with all agreements and conditions required to be performed or complied with by it prior to or at the time of making each loan or advance hereunder.

          D. Documents to be Delivered. The Borrower shall have delivered to the Bank security agreements, guarantees, and other related documents as more particularly described in Article IV hereof.

          E. Certified Resolutions. The Borrower shall have delivered the certificate of its Secretary, certifying as of the date of this Agreement, resolutions of its Board of Directors authorizing execution and delivery of this Agreement and of the notes, security agreements and other agreements to be delivered hereunder.

          F. Fees and Taxes. The Borrower shall have paid all filing fees, taxes, and assessments related to the borrowings and the perfection of any collateral security required hereunder.

          G.   Insurance.   The Borrowers shall  have  delivered
evidence satisfactory to the Bank of the existence of insurance required hereby.

          H. Opinion of Counsel. The Borrower shall have caused to be delivered the opinion of its legal counsel as to such matters and in such form as may be required by legal counsel to the Bank, including as to the existence of the Borrower, its power and authority to take the actions contemplated hereby, and the enforceability of the agreements and obligations contemplated hereby.

ARTICLE VII - AFFIRMATIVE COVENANTS OF BORROWER

           So long as the Revolving Line commitment, the Term Loan, the Mortgage Loans, the 1994 Loan, the Erie Line, the Erie Loan, or any loans hereunder or any other obligations of Borrower to the Bank under or related to this Agreement shall be outstanding, unless the Bank shall otherwise consent in writing, the Borrower shall:

           A. Financial Statements. Furnish to the Bank as soon as available, but in no event more than one hundred twenty (120) days after the close of each fiscal year of Borrower, copies of annual financial statements of Borrower in reasonable detail satisfactory to the Bank prepared in accordance with generally accepted accounting principles, certified without qualification by an independent certified public accountant satisfactory to the Bank. Said financial statements shall include all financial disclosures required by generally accepted accounting principles and shall include at least a balance sheet and a statement of profit and loss.

           Borrower also shall furnish to the Bank unaudited financial statements not more than forty-five (45) days after the close of each fiscal month. Said statements shall be in reasonable detail satisfactory to the Bank including at least a balance sheet and statement of profit and loss, and shall be prepared in accordance with generally accepted accounting principles. Said financial statements shall be certified to be complete and correct by officers of Borrower.
           The Borrower also shall promptly provide to the Bank any interim financial statements reviewed or certified by its independent accountants, as well as copies of any of its filings with the Securities and Exchange Commission including its Form 10K within 120 days after its fiscal year end and its Form 10Q within 60 days after the end of each of its fiscal quarters.

            At   the  time  of  submission  of  annual  financial
statements the Borrower shall submit to the Bank a signed certificate of its chief executive or financial officer to the effect that no Events of Default have occurred, exist, or to the knowledge of Borrower will exist in the future under Article IX of this Agreement or any other agreements contemplated hereunder.

          B. Other Reports and Inspections. Furnish to the Bank such additional information, reports or financial statements as the Bank may, from time to time, reasonably request. Borrower shall permit any person designated by the Bank to inspect its property, assets, and books and the Bank's collateral at reasonable times, and shall discuss its affairs, finances and accounts at reasonable times with the Bank from time to time as often as may be reasonably requested.

           C. Taxes. Pay and discharge all taxes, assessments, levies, and governmental charges upon it, its income and property, prior to the date on which penalties are attached thereto, provided that they shall not be required to pay any such tax, assessment, levy or charge which is being contested in good faith and by appropriate legal proceedings so long as no lien or similar encumbrance is placed by taxing authorities on any of their property.

           D. Insurance. Maintain or cause to be maintained insurance, of kinds and in amounts satisfactory to the Bank, with responsible insurance companies on all of its properties in such amounts and against such risks as are prudent including but not limited to hazard insurance, worker's compensation insurance, and liability insurance. All such hazard insurance policies shall name the Bank as mortgagee/loss payee as its interest may appear and shall provide for thirty days prior written notice of cancellation to the Bank. Borrower shall provide to Bank, upon its request, a detailed list of its insurance carriers and coverage and shall obtain such additional insurance as the Bank may reasonably request from time to time.

           E. Payments. Make all payments promptly and as the same become due under this Agreement and the notes related hereto.

           F. Existence. Cause to be done all things necessary to preserve and to keep in full force and effect its existence, rights, and franchises and to comply in all material respects with all valid laws and regulations now in effect or hereafter promulgated by any properly constituted governmental authority having jurisdiction.

           G. Maintenance of Properties. At all times maintain, preserve, protect, and keep its property used or useful in conducting its business in good repair, working order, and condition and from time to time, and make all needful and proper repairs, renewals, replacements, betterments and improvements thereto, so that the business carried on may be properly and advantageously conducted at all times.

           H. Material Changes, Judgments. Notify the Bank immediately of any Event of Default or material adverse business development or change in its financial condition. Borrower shall notify the Bank of any change in its name, identity, or corporate or organizational structure.

           I.   ERISA.   Comply  with  all  requirements  of  the
Employee Retirement Income Security Act, as amended ("ERISA") on a timely basis.

           J. Minimum Net Worth. Maintain at all times net worth calculated by generally accepted accounting principles ("GAAP") of at least the following amounts in the following years, measured on a quarterly basis:

          (a)  prior to April 30, 1991 - $7,500,000,

                    (b) commencing April 30, 1991 and continuing through April 29, 1992 - $8,250,000,

                    (c) commencing April 30, 1992 and continuing through April 29, 1993 - $8,250,000,

                    (d) commencing April 30, 1993 and continuing through April 29, 1994 - $8,600,000,

                    (e) commencing April 30, 1994 and continuing through April 29, 1995 - $9,250,000,

                    (f) commencing April 30, 1995 and continuing through August 31, 1995 - $11,400,000, and

                    (g)   commencing  September  1,  1995   and
               continuing thereafter - $12,250,000.

           K. Current Maturity Coverage Ratio. Maintain a current maturity coverage ratio (net income plus depreciation plus amortization less dividends and distributions divided by currently maturing long term debt) calculated by GAAP of not lower than 1.1 to 1 through April 30, 1992. Thereafter, such ratio (i) shall be reported on or before December 15, 1992 and measured as of October 31, 1992 and shall not be lower than 1.1 to 1 on an annualized basis of six months results for the period between May 1, 1992 and October 31, 1992, (ii) shall be reported on or before July 31, 1993 and measured as of April 30, 1993 and shall not be lower than 1.1 to 1 for the twelve month period ending April 30, 1993, (iii) shall be (a) reported on or before each December 15 commencing December 15, 1993 and measured as of the preceding October 31 and shall not be lower than 1.2 to 1 on an annualized basis of six months results for the period between the preceding May 1 and such preceding October 31, and (b) shall be reported on or before each July 31 commencing July 31, 1994 and measured as of the preceding April 30 and shall not be lower than 1.2 to 1 for the twelve month period ending on such April 30.

           L. Proceeds of Sales. Cause the proceeds, after payment of expenses related thereto, of any sales of properties covered by the mortgages, or sales of other collateral, referenced in Article IV hereof to be delivered to the Bank to be used to retire obligations first under the Term Loan, second under the Mortgage Loans, and third under the 1994 Loan; provided, however, that to the extent proceeds specifically relate to a property covered by one of the Mortgage Loans, the Erie Line or the Erie Loan, or the 1994 Loan, to the extent applicable, such proceeds shall be used to reduce the respective Mortgage Loan or the Erie Line or the Erie Loan respectively; and further provided, however, that if any mortgaged property is the subject of a sale-leaseback, the Bank will not unreasonably withhold its approval of the same on such terms and conditions as may be mutually agreeable between the Bank and the Borrower.

          M. Interest Exposure Coverage. Cause at all times to be subject to fixed rates or interest rate caps or other interest rate protection satisfactory to the Bank, at least fifty percent (50%) of the outstanding principal amount of the aggregate of (i) its obligations to the Bank of any kind or nature and (ii) its obligations with respect to the 8.5% Convertible Senior Subordinated Debentures described in Article VIII.A. of this Agreement.

ARTICLE VIII - NEGATIVE COVENANTS OF BORROWER

           So long as the Revolving Line commitment, the Term Loan, the Mortgage Loans, the 1994 Loan, the Erie Line, the Erie Loan, or any loans hereunder or any other obligations of Borrower to the Bank under or related to this Agreement shall be out standing, unless the Bank otherwise consents in writing, Borrower shall not, directly or indirectly:

           A. Indebtedness, Mortgages and Liens. Create, incur, assume, or allow to exist, voluntarily or involuntarily, any obligation for borrowed money, lease, pledge, lien or other encumbrance of any kind (including the charge upon property purchased under conditional sales or other title retention agreements) upon, or any security interest in, any of their assets, whether now owned or hereafter acquired, excluding only
(i) interests or borrowings held by the Bank, (ii) interests or borrowings in existence on the date hereof and fully disclosed on the financial statements referred to in Article VI D hereof,
(iii) involuntary liens of any kind being contested in good faith by appropriate legal proceedings with respect to which enforcement has been stayed, (iv) purchase money liens, (v) obligations under the Indenture dated January 24, 1995 between the Borrower and American Stock Transfer and Trust Company, as Trustee, with respect to up to $5,000,000 principal amount of 8.5% Convertible Senior Subordinated Debentures due January 15, 2005 so long as such obligations are not modified and so long as such obligations remain expressly subordinated to the obligations of the Borrower to the Bank in form satisfactory to the Bank, and
(vi) indebtedness to other financial institutions provided that the opportunity to finance such indebtedness on similar terms has been given to the Bank and the Bank has refused to provide such financing.

            B. Contingent Liabilities. Assume, guarantee, endorse, contingently agree to purchase, or otherwise become liable in any manner upon any obligation, contingent or otherwise, whether funded or current, or guarantee the dividends of any person, firm, corporation, or other entity, except for endorsement of negotiable instruments for deposit or collection, or similar transactions (including customary indemnity agreements with distributors) in the ordinary course of business, and except in connection with asset purchases.

           C. Loans. Make loans or advances to any person or entity, or investments of any kind in any person or entity; provided however, that Borrower may make (i) loans or advances to, or investments in, wholly owned subsidiary corporations which are guarantors of its obligations hereunder and (ii) short term loans or advances in reasonable amounts to officers and employees in the ordinary course of business for relocation or similar purposes.

           D. Mergers, Sales and Acquisitions. Enter into any merger or consolidation with or among any person or entity, or sell, lease, transfer, or otherwise dispose of substantially all of its assets, or allow a transfer of any controlling interest in the Borrower.

           E. Amendments. Amend or modify its Certificates of Incorporation, By-laws, or other governing instruments in any manner that would be materially adverse to the interests of the Bank hereunder.

           F. Judgments. Allow any liens other than those expressly permitted by this Agreement or final judgments to exist against it other than liens or judgments which are bonded or covered by insurance or for which an appeal or other proceeding for the review thereof shall have been taken and for which a stay of execution pending such appeal shall have been obtained.

           G. Material Changes. Permit any material adverse change to be made in the basic character of its business or in the nature of its operations as carried on at the date of execution of this Agreement.

           H.   [Intentionally Omitted]

           I. Dividends. Declare any cash, property, or other dividends with respect to their capital stock, apply any of their property or assets to the purchase, redemption, or other retirement of their capital stock, or make any other distribution of any kind with respect to any of their capital stock.

           J. Total Liabilities To Net Worth. Permit the ratio, calculated by GAAP, of its total balance sheet liabilities to total balance sheet net worth plus outstanding indebtedness under the 8.5% Convertible Senior Subordinated Debentures due January 15, 2005 as described in Article VIII.A. of this Agreement, measured as of each of its quarterly financial statements, to exceed (i) 5.1 to 1 through April 29, 1992, (ii) 4.5 to 1.0 commencing April 30, 1992 through April 29, 1993, (iii) 4.0 to
1.0 commencing April 30, 1993 through April 29, 1994, (iv) 3.5 to
1.0 commencing April 30, 1994 through April 29, 1995, (v) 3.0  to
1.0  commencing April 30, 1995 through August 31, 1995, and  (vi)
2.5 to 1.0 commencing September 1, 1995 and thereafter.



ARTICLE IX - DEFAULTS

          A. Defaults. The following events (hereinafter called "Events of Default") shall constitute defaults under this Agreement and under any notes or agreements executed in connection herewith. Such Events of Default also shall be deemed to be events of default with respect to Borrower's pre-existing loans from the Bank.

                1. Nonpayment. Failure of Borrower to make any payments of any type under the terms of this Agreement, or of any of the agreements contemplated hereunder, or under the terms of any notes hereunder, within fifteen days after the same become due and payable.

                2. Performance. Failure of Borrower to observe or perform any other condition, covenant, or term of this Agreement or of any other agreement with the Bank, after 30 days prior notice and opportunity to cure.

                3. Reports. Failure of Borrower to provide any report or financial statement or certificate of no default, or to allow any inspection for which this Agreement provides after 30 days prior notice and opportunity to cure.

                4.     Representations.    Failure    of    any
          representation or warranty made by Borrower in connection with the execution and performance of this Agreement, or any certificate of officers pursuant hereto, to be truthful, accurate or correct in any material respect.

                5.     Financial    Difficulties.     Financial
          difficulties of Borrower as evidenced by:

                     a. any admission in writing of inability to pay debts as they become due; or

                     b. the filing of a voluntary or involuntary petition in bankruptcy, or under any chapters of the Bankruptcy Code, or under any Federal or state statute providing for the relief of debtors; or

                     c.   making an assignment for the benefit of
               creditors; or

                     d.    consenting  to the  appointment  of  a
               trustee or receiver for all or a material part of any of its property; or

                     e.   the entry of a court order appointing a
               receiver or a trustee for all or a material part of any of its property; or

                     f.   the occurrence of any event, action, or
               transaction which could give rise to a lien or encumbrance on Borrower's assets as a result of application of relevant provisions of ERISA; or

                     g.    entry of any judgment against Borrower
               not fully covered by insurance and not discharged or bonded for 60 days and for which a stay pending appeal has not been obtained; or

                     h.   default by the Borrower under any other
               material obligation for borrowed money or its equivalent.

                6. Cross-Default. Default by Borrower under any other material obligation to the Bank outstanding at any time.

                7. Mortgage Options. Failure by Borrower to provide a marketable first mortgage lien to Bank on properties mortgaged in Columbia County, Pennsylvania (Buckhorn) and Livingston County, New York (Dansville - lien on ground leasehold interest) at such time as Borrower's option to purchase the premises must be exercised or is exercisable in the ordinary course.

           B. Remedies. If any one or more Events of Default occur, the Bank may, at its option, take either or both of the following actions at the same or different times: (i) terminate any further commitments or obligations of the Bank, and (ii) accelerate all obligations of Borrower to the Bank such that the same become forthwith due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived.

           In case any such Events of Default shall occur, the Bank shall be entitled to use any legal remedy, and the Bank shall be entitled to recover judgment against the Borrower for all obligations of Borrower to the Bank either before, or after, or during the pendency of any proceedings for the enforcement of any security interests, mortgages or guarantees and, in the event of realization of any funds from any security or guarantee and application thereof to the payment of the obligations due, the Bank shall be entitled to enforce payment of and recover judgment for all amounts remaining due and unpaid upon such obligations. The Bank may proceed to protect and enforce its rights by any other appropriate proceedings, including action for the specific performance of any covenant or agreement contained in this Agreement and other agreements contemplated hereunder held by the Bank.

ARTICLE X - MISCELLANEOUS

           A. Waiver. No delay or failure of the Bank to exercise any right, remedy, power or privilege hereunder shall impair the same or be construed to be a waiver of the same or of any Event of Default or acquiescence therein. No single or partial exercise of any right, remedy, power or privilege shall preclude other or further exercise thereof by the Bank. All rights, remedies, powers, and privileges herein conferred upon the Bank shall be deemed cumulative and not exclusive of any others available.

           B. Survival of Representations. All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the execution and delivery of other agreements hereunder, and shall continue in full force and effect so long as any obligation of the Borrower to the Bank is outstanding.

           C. Set-off. The Bank shall have a right of set-off, in the full amount of all of Borrower's obligations to the Bank, against any deposits, assets held by, or other amounts owed by the Bank to or held by the Bank for, the Borrower as well as a lien on any and all property of the Borrower, which is or may be in the Bank's possession.

           D. Notices. Any notice or demand upon the Borrower shall be deemed to have been sufficiently given or served for all purposes thereof when delivered by courier or mailed, first class, postage prepaid, addressed to the Borrower at the address shown in this Agreement, or to such other address as may be furnished in writing to the Bank for such purpose by the Borrower.

           Any notice or demand to the Bank shall be deemed to have been sufficiently given or served for all purposes hereof when delivered by courier or mailed, first class, postage prepaid, to the Bank at the address shown in this Agreement, or to such other address as may be furnished in writing to the Borrower for such purpose by the Bank.

           E. Business Days. Whenever any payment is due, or obligation is to be performed hereunder of a Saturday, Sunday, or banking holiday, such payment may be made or obligation performed on the next succeeding business day. Such extension of time shall, in such case, be included in the computation of any interest or fees.
           F. Entire Agreement. This Agreement embodies the entire agreement and understanding between the Bank and the Borrower and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall not be changed or amended without the written agreement of both the Borrower and the Bank.

           G. Parties in Interest. All the terms and provisions of this Agreement shall inure to the benefit of and be binding upon and be enforceable by the respective successors and assigns of the parties hereto and, in particular, shall inure to the benefit of and be enforceable by any holder of notes executed hereunder.

           H. Governing Law. This Agreement and the notes and agreements related hereto, together with all of the rights and obligations of the parties hereto, shall be construed, governed, and enforced in accordance with the laws of the State of New York.

           I. Agreement Covers All Indebtedness. This Agreement is intended to cover all indebtedness of the Borrower to the Bank existing now or in the future, whether or not portions of the indebtedness are from time to time repaid or new indebtedness is created, unless otherwise expressly agreed in writing by the Bank.

ARTICLE XI - ENVIRONMENTAL MATTERS

          A. Definitions. For purposes of this Article XI, the following capitalized terms shall have the meanings indicated:

                "Environment" means any water including but not limited to surface water and ground water or water vapor; any land including land surface or subsurface; stream sediments; air; fish; wildlife; plants; and all other natural resources or environmental media.

                "Environmental Laws" means all federal, state and local environmental, land use, zoning, health, chemical use, safety and sanitation laws, statutes, ordinances, regulations, codes and rules relating to the protection of the Environment and/or governing the use, storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances and the regulations, rules, ordinances, bylaws, policies, guidelines, procedures, interpretations, decisions, orders and directives of federal, state and local governmental agencies and authorities with respect thereto.

                 "Environmental Permits" means all licenses, permits, approvals, authorizations, consents or registrations required by any applicable Environmental Laws and all applicable judicial and administrative orders in connection with ownership, lease, purchase, transfer, closure, use and/or operation of the
          Mortgaged Property and/or as may be required for the storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances.

                "Environmental Report" means a written report prepared for the Mortgagor or the Mortgagee by an environmental consulting or environmental engineering firm.

                "Hazardous Substances" means, without limitation, any explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances and any other material defined as a hazardous substance in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Sections 9601, et. seq.; the Hazardous Materials Transportation Act, as amended, 49 U.S.C. Sections 1801, et. seq.; the Resource Conserva tion and Recovery Act, as amended, 42 U.S.C. Sections 6901, et. seq.; Articles 15 and 27 of the New York
          State  Environmental  Conservation  Law  or  any  other
          federal, state, or local law, regulation, rule, ordinance, bylaw, policy, guideline, procedure, interpretation, decision, order, or directive, whether existing as of the date hereof, previously enforced or subsequently enacted.

               "Mortgagee" means the Bank.

                "Mortgagor" means the Borrower, and to the extent
          that the mortgagor of the Mortgaged Property is different from the Borrower, the Borrower will cause the mortgagor to be bound by the representation, terms and conditions of this Article XI.

                "Mortgaged Property" means the properties covered by the mortgages referenced in Article IV of this Agreement as well as any other properties owned or occupied or used by Mortgagor.

                "Release" has the same meaning as given to that term in Section 101(22) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601(22), and the regulations promulgated thereunder.

           B. Representations. The Mortgagor represents and warrants that, to the best of Mortgagor's knowledge, except as indicated in any Report provided to Mortgagee prior to the date hereof and except with respect to properties located in Fultonville (Montgomery County, New York), Paulsboro (Gloucester County, New Jersey), Binghamton (Broome County, New York), Porter (Porter County, Indiana), Bloomsburg (Columbia County, Pennsylvania), and Milesburg (Luzerne County, Pennsylvania) which have been the subject of disclosures by the Borrower to the Bank regarding environmental matters:

                     (1)  Neither the Mortgaged Property nor  any
          property adjacent to the Mortgaged Property is being or has been used for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or as a landfill or other waste disposal site or for military, manufac turing or industrial purposes or for the storage of petroleum or petroleum based products except in compliance with all Environmental Laws.

                     (2)   Underground storage tanks are not  and
          have not been located on the Mortgaged Property except in compliance with all Environmental Laws.

                     (3)   The  soil,  subsoil, bedrock,  surface
          water and groundwater of the Mortgaged Property are free of any Hazardous Substances.

                     (4)   There has been no Release nor is there
          the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to or within the immediate vicinity of the Mortgaged Property which through soil, subsoil, bedrock, surface water or groundwater migration could come to be located on the Mortgaged Property, and Mortgagor has not received any form of notice or inquiry from any federal, state or local governmental agency or authority, any operator, tenant, subtenant, licensee or occupant of the Mortgaged Property or any property adjacent to or within the immediate vicinity of the Mortgaged Property or any other person with regard to a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged
          Property  or  any  property adjacent to  the  Mortgaged
          Property.

                     (5)   All  Environmental Permits  have  been
          obtained and are in full force and effect.

                     (6)   No event has occurred with respect  to
          the   Mortgaged  Property  which  would  constitute   a
          violation of any applicable Environmental Law or non-compliance with any Environmental Permit.

                     (7) There are no agreements, consent orders, decrees, judgments, license or permit conditions or other orders or directives of any federal, state or local court, governmental agency or authority relating
          to   the  past,  present  or  future  ownership,   use,
          operation,   sale,  transfer  or  conveyance   of   the
          Mortgaged Property which require any change in the present condition of the Mortgaged Property or any work, repairs, construction, containment, clean up, investigations, studies, removal or other remedial action or capital expenditures with respect to the Mortgaged Property.

                     (8)  There are no actions, suits, claims  or
          proceedings, pending or threatened, which could cause the incurrence of expenses or costs of any name or description or which seek money damages, injunctive relief, remedial action or any other remedy that arise out of, relate to or result from (a) a violation or alleged violation of any applicable Environmental Law or non-compliance or alleged non-compliance with any Environmental Permit, (b) the presence of any Hazardous Substance or a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to or within the immediate vicinity of the Mortgaged Property or (c) human exposure to any Hazardous Substance, noises, vibrations or nuisances of whatever kind to the extent the same arise from the condition of the Mortgaged Property or the ownership, use, operation, sale, transfer or conveyance thereof.

           C.    Covenants.   The Mortgagor covenants and  agrees
with the Mortgagee that so long as the Mortgagee holds liens on the Mortgaged Property or any of it, that the Mortgagor shall:

                     (1)   Keep,  and shall cause all  operators,
          tenants, subtenants, licensees and occupants of the Mortgaged Property to keep, the Mortgaged Property free of all Hazardous Substances except in compliance with all Environmental Laws, and shall not cause or permit the Mortgaged Property or any part thereof to be used for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substances except in compliance with all Environmental Laws.

                     (2)   Comply  with,  and  shall  cause  all
          operators, tenants, subtenants, licensees and occupants of the Mortgaged Property to comply with all applicable Environmental Laws and shall obtain and comply with, and shall cause all operators, tenants, subtenants, licensees and occupants of the Mortgaged Property to obtain and comply with, all Environmental Permits.

                     (3)   Not cause or permit any change  to  be
          made in the present or intended use of the Mortgaged Property which would (a) involve the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or the use of the Mortgaged Property as a landfill or other waste disposal site or for military, manufacturing or industrial purposes or for the storage of petroleum or petroleum based products, except in compliance with all Environmental Laws, (b) violate any applicable Environmental Law, (c) constitute non-
          compliance with any Environmental Permit or (d) increase the risk of a Release of any Hazardous Substance.

                     (4)   Promptly provide Mortgagee with a copy
          of all notifications which it gives or receives with respect to any past or present Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to the Mortgaged Property.

                     (5)     Undertake   and    complete    all
          investigations, studies, sampling and testing and all removal and other remedial actions required by law to contain, remove and clean up all Hazardous Substances that are determined to be present at the Mortgaged Property in accordance with all applicable Environmental Laws and all Environmental Permits.
                     (6)   At  all times allow Mortgagee and  its
          officers, employees, agents, representatives, contractors and subcontractors reasonable access after reasonable prior notice to the Mortgaged Property for the purposes of ascertaining site conditions, including, but not limited to, subsurface conditions.

                     (7)  Deliver promptly to the Mortgagee:  (a)
          copies of any documents received from the Untied States Environmental Protection Agency, or any state, county or municipal environmental or health agency concerning the Mortgagor's operations at the Mortgaged Property; and (b) copies of any documents submitted by the Mortgagor to the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning its operations at the Mortgaged Property.

                     (8)   If  at any time Mortgagee obtains  any
          reasonable evidence or information which suggests that a material potential environmental problem may exist at the Mortgaged Property, Mortgagee may require that a full or supplemental environmental inspection and audit report with respect to the Mortgaged Property of a scope and level of detail satisfactory to Mortgagee be prepared by an environmental engineer or other qualified person acceptable to Mortgagee at Mortgagor's expense. Such audit may include a physical inspection of the Mortgaged Property, a visual inspection of any property adjacent to or within the immediate vicinity of the Mortgaged Property, personnel interviews and a review of all Environmental Permits. If Mortgagee requires, such inspection shall also include a records search and/or subsurface testing for the presence of Hazardous Substances in the soil, subsoil, bedrock, surface water and/or groundwater. If such audit report indicates the presence of any Hazardous Substance or a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property, Mortgagor shall promptly undertake and diligently pursue to completion all necessary, appropriate and legally authorized investigative, containment, removal, clean up and other remedial actions, using methods recommended by the engineer or other person who prepared said audit report and acceptable to the appropriate federal, state and local agencies or authorities.

           D. Indemnity. The Mortgagor agrees to indemnify, defend, and hold harmless the Mortgagee from and against any and all liabilities, claims, damages, penalties, expenditures, losses, or charges, including, but not limited to, all costs of investigation, monitoring, legal representation, remedial response, removal, restoration or permit acquisition of any kind whatsoever, which may now or in the future be undertaken, suffered, paid, awarded, assessed, or otherwise incurred by the Mortgagee or any other person or entity relating to, resulting from or arising out of (1) the use of the Mortgaged Property for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or as a landfill or other waste disposal site or for military, manufacturing or industrial purposes or for the storage of petroleum or petroleum based products, (2) the presence of any Hazardous Substance or a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property,
(3) the failure to promptly undertake and diligently pursue to completion all necessary, appropriate and legally authorized investigative, containment, removal, clean up and other remedial actions with respect to a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property,
(4) human exposure to any Hazardous Substance, noises, vibrations or nuisances of whatever kind to the extent the same arise from the condition of the Mortgaged Property or the ownership, use, operation, sale, transfer or conveyance thereof, (5) a violation of any applicable Environmental Law, (6) non-compliance with any Environmental Permit or (7) a material misrepresentation or inaccuracy in any representation or warranty or a material breach of or failure to perform any covenant made by Mortgagor in this Mortgage. Such costs or other liabilities incurred by the Mortgagee or any other person or entity shall be deemed to include, without limitation, any sums which the Mortgagee deems it necessary or desirable to expend to protects its security interest in the Mortgaged Property.

          The liability of Mortgagor hereunder shall in no way be limited, abridged, impaired or otherwise affected by (1) any amendment or modification of this Mortgage or any other document relating to the obligations covered by this Agreement by or for the benefit of Mortgagor or any subsequent owner of the Mortgaged Property, (2) any extensions of time for payment or performance required by any of this Mortgage or any other document relating to the obligations covered by this Agreement, (3) the release of Mortgagor, any guarantor or any other person from the performance or observance of any of the agreements, covenants, terms or conditions contained in this Agreement or any other document relating to the obligations covered hereby by operation of law, Mortgagee's voluntary act or otherwise, (4) the invalidity or unenforceability of any of the terms of provisions of this Agreement or any other mortgage or document relating to the obligations covered by this Agreement, (5) any exculpatory provision contained in this Agreement or any other mortgage or document relating to the obligations covered by this Agreement limiting Mortgagee's recourse to the Mortgaged Property or to any other security or limiting Mortgagee's rights to a deficiency judgment against Mortgagor, (6) any applicable statute of limita tions, (7) any investigation or inquiry conducted by or on the behalf of Mortgagee or any information which Mortgagee may have or obtain with respect to the environmental or ecological condition of the Mortgaged Property, (8) the sale, assignment or foreclosure of any mortgage covering the Mortgaged Property, (9) the sale, transfer or conveyance of all or part of the Mortgaged Property, (10) the dissolution and liquidation of Mortgagor, (11) the release or discharge, in whole or in part, of Mortgagor in any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or similar proceeding or
(12) any other circumstances which might otherwise constitute a legal or equitable release or discharge of Mortgagor, in whole or in part.

          E. Survival. Notwithstanding anything to the contrary contained herein, the Mortgagor's liability shall survive the discharge, satisfaction or assignment of this Agreement and any mortgages covered hereby by the Mortgagee until all of the following conditions are satisfied in full:

                     (1)   all principal, interest and other sums
          evidenced or covered by this Agreement and the documents, notes, mortgages and other agreements related hereto and any other costs and expenses incurred by Mortgagee in connection with this Agreement and the obligations covered hereby are paid in full by Mortgagor or by any guarantor;

                     (2)  neither Mortgagee nor any affiliate  of
          Mortgagee has at any time or in any manner participated in the management or control of, taken possession of or title to the Mortgaged Property or any portion thereof, whether by foreclosure, deed in lieu of foreclosure or otherwise, or had the capacity or ability to participate in the decisions or actions of the Mortgagor as the same relate to Hazardous Substances;

                     (3)  between the date of this Agreement  and
          the date on which all obligations covered hereby are paid in full, as provided in clause (1) above, there has been no change in any applicable Environmental Law which would make a lender or mortgagee liable in respect of any of the indemnified matters contained in this Article XI notwithstanding the fact that no event, circumstance or condition of the nature described in clause (2) above ever occurred; and

                    (4) there exist no indemnified matters which are then pending.

           F. Default. If the Mortgagor defaults on any of its obligations pursuant to this Agreement or any other document, mortgage, note, or agreement related hereto, the Mortgagee or its designee shall have the right, upon reasonable notice to the Mortgagor, to enter upon the Mortgaged Property and conduct such tests, investigation and sampling, including but not limited to installation of monitoring wells, as shall be reasonably necessary for the Mortgagee to determine whether any disposal of Hazardous Substances has occurred on, at or near the Mortgaged Property. The costs of all such tests, investigations and samplings shall be considered as additional indebtedness secured hereby and shall become immediately due and payable without notice and with interest thereon at the rate provided in the Term Loan Note.


          G. No Reliance On Information. The Mortgagor agrees that the Mortgagee shall not be liable in any way for the completeness or accuracy of any Environmental Report or the information contained therein. The Mortgagor further agrees that the Mortgagee has no duty to warn the Mortgagor or any other person or entity about any actual or potential environmental contamination or other problem that may have become apparent or will become apparent to Mortgagee.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized, respective officers as of the date first above written.

                              FLEET BANK


                              By:
                              Title:

                              TRAVEL PORTS OF AMERICA, INC.

                              By:
                              Title:


                       INDEX TO EXHIBITS

Exhibit A -    Term Loan Note

Exhibit B -    Revolving Line

Exhibit C -    1994 Loan Note

Exhibit D      -    Erie Line Note

Exhibit E      -    Erie Loan Note

                           EXHIBIT A

                         TERM LOAN NOTE

$ 10,500,000                                 September 29, 1994

           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 ("Borrower"), promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Bank, the principal sum of Ten Million Five Hundred Thousand Dollars ($10,500,000) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Term Loan Note until paid.

           Outstanding  principal balances under this  Term  Loan
Note  shall  bear  interest at ten and twelve/hundredths  percent
(10.12%) calculated based on actual days elapsed in a year of 360 days.

          Interest shall continue to accrue after maturity at the rate required by this Term Loan Note until this Term Loan Note is paid in full. The rate of interest on this Term Loan Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated September 29, 1994, as the same may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.

           A payment of all interest accrued hereunder shall be due and payable on the first day of each month commencing on October 1, 1994 and continuing through March 1, 1995. On the first day of each month commencing on April 1, 1995, a combined principal and interest payment of $166,957.84 shall be due and payable. Payments shall be applied first to accrued interest and then to principal. In the event that any payment is insufficient to pay all accrued interest, all such accrued interest shall be immediately payable and the Bank reserves the right to adjust the monthly payment amount to an amount deemed reasonably sufficient to fully amortize the principal and interest of this Term Loan Note by September 29, 2002 (the "Maturity Date"). All remaining principal and interest shall be due and payable in full on the Maturity Date.

          The Borrower may prepay, in whole or in part, this Term
Loan Note at any time. The prepayment shall be accompanied by a prepayment charge computed as follows:

                The latest available yield preceding the date of prepayment, as available through active market trading or published in the Wall Street Journal, for United States Treasury Notes or Bills (with Bills on a discounted basis converted to a bond equivalent) with a maturity date closest to September 29, 2002 shall be subtracted from 7.62%. If the result is zero or a negative number, there shall be no prepayment charge. If the result is a positive number, then the resulting percentage shall (i) be multiplied by the principal amount prepaid, then (ii) divided by 360, then (iii) multiplied by the number of days remaining prior to September 29, 2002, and then (iv) reduced to a present value calculated using the above referenced Treasury Note or Bill yield. The resulting amount shall be the amount of the prepayment charge due to the Bank.

            Principal prepayments shall be applied first to interest accrued on the amount prepaid, and then to principal in inverse order of maturity.

           The term "Mortgage" as used in this Term Loan Note shall mean the mortgages, as amended, extended, and replaced from time to time, referenced in the Credit Agreement as more particularly described therein.

           If any sum payable under this Term Loan Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of four percent (4%) of such unpaid sum.

           IT IS HEREBY EXPRESSLY AGREED that the entire unpaid principal balance of this Term Loan Note, together with all interest accrued and unpaid thereon and all other sums due under this Term Loan Note and the Mortgage shall without notice become immediately due and payable at the option of the Bank on the failure to observe any term or condition hereunder or on the happening of any default or event by which, under the terms of the Mortgage or the Credit Agreement, the indebtedness may or shall become due and payable. All of the terms, covenants and provisions contained in the Mortgage and the Credit Agreement which are to be kept and performed by Borrower are hereby made part of this Term Loan Note to the same extent and with the same force and effect as if they were fully set forth herein.

           Borrower hereby waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Term Loan Note and agrees to pay all costs of collection when incurred, including reasonable attorney's fees, such costs may be added to the amount due under this Term Loan Note and be receivable therewith and to perform and comply with each of the terms, covenants and provisions contained in this Term Loan Note and the Mortgage on the part of Borrower to be observed or performed. No release of any security for the principal sum due under this Term Loan Note or extension of time for payment of this Term Loan Note, or any installment hereof, or acceptance of partial payments hereunder, and no alteration, amendment or waiver of any provision of this Term Loan Note and Mortgage made by agreement between Bank and any other person or party shall release, discharge, modify, change or affect the liability of maker under this Term Loan Note or the Mortgage.

          This Term Loan Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Term Loan Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Term Loan Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Term Loan Note at a rate in excess of such maximum rate, the rate of interest under this Term Loan Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Term Loan Note.

           If any payment hereunder becomes due on a Saturday, Sunday, or other holiday on which banks doing business in New York are authorized to close, the due date for this note or the payment may be extended to the next succeeding business day, but interest and fees shall be calculated based upon the time of actual payment.

           Bank may set off toward payment of any obligations under this Term Loan Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.

          This Term Loan Note is secured by the Mortgage.

           This Term Loan Note may not be changed or terminated orally, but only by an agreement in writing signed by the party against whom enforcement of such change or termination is sought.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

           This Term Loan Note shall be governed by the laws of the State of New York.

           IN WITNESS WHEREOF, Borrower by its duly authorized officers has duly executed this Term Loan Note the day and year first above written.

                              TRAVEL PORTS OF AMERICA, INC.


                              By:__________________________


                              Title:_______________________

                           EXHIBIT B

                      REVOLVING LINE NOTE


$2,750,000                              September __, 1995


           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Revolving Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Revolving Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.

           This Revolving Line Note shall bear interest at a rate equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days.
All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

          Interest shall continue to accrue after maturity at the rate required by this Revolving Line Note until this Revolving
Line Note is paid in full. The rate of interest on this Revolving Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated September 29, 1994, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.

           All interest accrued under this Revolving Line Note shall be due and payable on the first day of each month. Principal payments shall be due and payable sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described in Article I, Section B of the Credit Agreement, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line as specified in the Credit Agreement. Payments may be made pursuant to a mutually agreeable cash management arrangement with the Bank. All payments shall be in lawful money of the United States in immediately available funds.

           Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.

           If this Revolving Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Revolving Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.

           This Revolving Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.

           This Revolving Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.

           This Revolving Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Revolving Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Revolving Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Revolving Line Note at a rate in excess of such maximum rate, the rate of interest under this Revolving Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Revolving Line Note.

           The terms of this Revolving Line Note cannot be changed, nor may this Revolving Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Revolving Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Revolving Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.

           Bank may set off toward payment of any obligations under this Revolving Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.

           Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Revolving Line
Note.

           This Revolving Line Note shall be governed by the laws of the State of New York.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                   TRAVEL PORTS OF AMERICA, INC.

                                   By:__________________________

                                   Title:________________________

                           EXHIBIT C
                         1994 Loan Note

$ 2,500,000                                  June 30, 1994

           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 ("Maker"), promises to pay to FLEET BANK OF NEW YORK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 ("Payee"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of Two Million Five Hundred Thousand Dollars ($2,500,000) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.

           This Note shall bear interest per annum until paid in full at nine and sixty-five one-hundredths percent (9.65%) per annum, but never exceeding the maximum rate allowed by law. Interest shall be calculated based on actual days elapsed divided by a year of 360 days.

           Payments of all accrued interest, plus payments of principal of $20,833 each, shall be due on the fifteenth day of every month commencing July 15, 1994 and continuing through the Maturity Date. All remaining principal and interest hereunder shall be due and payable on June 30, 1999 (the "Maturity Date").

          The term "Mortgage" as used in this Note shall mean the mortgage, as amended, extended, and replaced from time to time, dated on or about the date of this Note given by Maker to Payee, covering the interest of Maker in certain premises located in Greenland, New Hampshire as more particularly described therein.

           If any sum payable under this Note is not paid within 10 days after the date on which it is due, Maker shall pay a late charge of four percent (4%) of such unpaid sum.

           IT IS HEREBY EXPRESSLY AGREED that the entire unpaid principal balance of this Note, together with all interest accrued and unpaid thereon and all other sums due under this Note and the Mortgage shall without notice become immediately due and payable at the option of the Payee on the failure to observe any term or condition hereunder or on the happening of any default or event by which, under the terms of the Mortgage or the Restated and Amended Credit Agreement between Maker and Payee dated June
30, 1994, as the same is modified, extended, or replaced from time to time (the "Credit Agreement"), the indebtedness may or shall become due and payable. All of the terms, covenants and provisions contained in the Mortgage and the Credit Agreement which are to be kept and performed by Maker are hereby made part of this Note to the same extent and with the same force and effect as if they were fully set forth herein.

          Maker hereby waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Note and agrees to pay all costs of collection when incurred, including reasonable attorney's fees, such costs may be added to the amount due under this Note and be receivable therewith and to perform and comply with each of the terms, covenants and provisions contained in this Note and the Mortgage on the part of Maker to be observed or performed. No release of any security for the principal sum due under this Note or extension of time for payment of this Note, or any installment hereof, or acceptance of partial payments hereunder, and no alteration, amendment or waiver of any provision of this Note and Mortgage made by agreement between Payee and any other person or party shall release, discharge, modify, change or affect the liability of maker under this Note or the Mortgage.
           This Note is subject to the express condition that at no time shall Maker be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Payee to either civil or criminal liability as a result of being in excess of the maximum rate which Maker is permitted by law to contract or agree to pay. If by the terms of this Note, Maker is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.

           If any payment hereunder becomes due on a Saturday, Sunday, or other holiday on which banks doing business in New York are authorized to close, the due date for this note or the payment may be extended to the next succeeding business day, but interest and fees shall be calculated based upon the time of actual payment.

          This Note is freely prepayable in whole, or in part, at any time but any prepayment is subject to and must be accompanied by a prepayment charge in an amount computed as follows:

     The latest available yield preceding the date of prepayment, as available through active market trading or published in the Wall Street Journal, for United States Treasury Notes or Bills (with Bills on a discounted basis converted to a bond equivalent) with a maturity date closest to the maturity date of this Note shall be subtracted from 7.15%. If the result is zero or a negative number, there shall be no prepayment charge. If the result is a positive number, then the resulting percentage shall (i) be multiplied by the principal amount prepaid, then (ii) divided by 360, then (iii) multiplied by the number of days remaining prior to the maturity date of this Note, and then (iv) reduced to a present value calculated using the above referenced Treasury Note or Bill yield. The resulting amount shall be the amount of the prepayment charge due to the Bank.

           Payee may set off toward payment of any obligations under this Note any indebtedness due or to become due from Payee to Maker and any moneys or other property of Maker in possession of Payee at any time.

          This Note is secured by the Mortgage.

           The terms of this Note shall be governed by and construed under the laws of the State of New York.

           This Note may not be changed or terminated orally, but only by an agreement in writing signed by the party against whom enforcement of such change or termination is sought.

           Maker and the undersigned representative of Maker represent that Maker has full power, authority and legal right to execute and deliver this Note and that the indebtedness hereunder constitutes a valid and binding obligation of Maker.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Payee" and "Maker" shall include their respective successors and assigns.
           IN WITNESS WHEREOF, Maker by its duly authorized officers has duly executed this Note the day and year first above written.

                              TRAVEL PORTS OF AMERICA, INC.


                              By:__________________________


                              Title:_______________________


                           EXHIBIT D

                         ERIE LINE NOTE


$3,500,000                              December 21, 1995


           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Three Million Five Hundred Thousand Dollars ($3,500,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Erie Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Erie Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.

          This Erie Line Note shall bear interest at a rate equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days.
All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Erie Line Note, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

          Interest shall continue to accrue after maturity at the rate required by this Erie Line Note until this Erie Line Note is paid in full. The rate of interest on this Erie Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated December 21, 1995, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.

          All interest accrued under this Erie Line Note shall be due and payable on the first day of each month. All remaining principal and interest shall be due and payable in full on July 31, 1996, or on such earlier date as the Erie Loan Note (as defined in the Credit Agreement) is made. All payments shall be in lawful money of the United States in immediately available funds.

           Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.
          If this Erie Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Erie Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.

          This Erie Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.

          This Erie Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.

          This Erie Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Erie Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Erie Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Erie Line Note at a rate in excess of such maximum rate, the rate of interest under this Erie Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Erie Line Note.

          The terms of this Erie Line Note cannot be changed, nor may this Erie Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Erie Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Erie Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.

           Bank may set off toward payment of any obligations under this Erie Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.

           Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Erie Line
Note.

           This Erie Line Note shall be governed by the laws of the State of New York.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.


                                   TRAVEL PORTS OF AMERICA, INC.


                                   By:__________________________


                                   Title:________________________

                           EXHIBIT E


                         ERIE LOAN NOTE


$__________                                  ________________

           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 ("Maker"), promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 ("Payee"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of ____________________________________ Dollars
($________________) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.

           This Note shall bear interest per annum until paid in full at (choose applicable rate at closing):

                     a)    a rate equal to the "Prime Rate"  plus
               one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Note, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction), or

                     b)    ________________ percent (_____%)  per
               annum.   Interest  shall be  calculated  based  on
               actual days elapsed divided by a year of 360 days.

           Payments of all accrued interest, plus payments of principal of $___________ each, shall be due on the first day of every month and continuing through the Maturity Date. All remaining principal and interest hereunder shall be due and payable on the date ten (10) years after the date of this Note (the "Maturity Date").

          The term "Mortgage" as used in this Note shall mean the mortgage, as amended, extended, and replaced from time to time, dated on or about the date of this Note given by Maker to Payee, covering the interest of Maker in certain premises located in Harborcreek, Erie, Pennsylvania as more particularly described therein.

           If any sum payable under this Note is not paid within 10 days after the date on which it is due, Maker shall pay a late charge of five percent (5%) of such unpaid sum.

           IT IS HEREBY EXPRESSLY AGREED that the entire unpaid principal balance of this Note, together with all interest accrued and unpaid thereon and all other sums due under this Note and the Mortgage shall without notice become immediately due and payable at the option of the Payee on the failure to observe any term or condition hereunder or on the happening of any default or event by which, under the terms of the Mortgage or the Restated and Amended Credit Agreement between Maker and Payee dated December 21, 1995, as the same is modified, extended, or replaced from time to time (the "Credit Agreement"), the indebtedness may or shall become due and payable. All of the terms, covenants and provisions contained in the Mortgage and the Credit Agreement which are to be kept and performed by Maker are hereby made part of this Note to the same extent and with the same force and effect as if they were fully set forth herein.

          Maker hereby waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Note and agrees to pay all costs of collection when incurred, including reasonable attorney's fees, such costs may be added to the amount due under this Note and be receivable therewith and to perform and comply with each of the terms, covenants and provisions contained in this Note and the Mortgage on the part of Maker to be observed or performed. No release of any security for the principal sum due under this Note or extension of time for payment of this Note, or any installment hereof, or acceptance of partial payments hereunder, and no alteration, amendment or waiver of any provision of this Note and Mortgage made by agreement between Payee and any other person or party shall release, discharge, modify, change or affect the liability of maker under this Note or the Mortgage.

           This Note is subject to the express condition that at no time shall Maker be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Payee to either civil or criminal liability as a result of being in excess of the maximum rate which Maker is permitted by law to contract or agree to pay. If by the terms of this Note, Maker is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.

           If any payment hereunder becomes due on a Saturday, Sunday, or other holiday on which banks doing business in New York are authorized to close, the due date for this note or the payment may be extended to the next succeeding business day, but interest and fees shall be calculated based upon the time of actual payment.

          This Note is freely prepayable in whole, or in part, at any time but any prepayment is subject to and must be accompanied by any prepayment charge required by the Credit Agreement.

           Payee may set off toward payment of any obligations under this Note any indebtedness due or to become due from Payee to Maker and any moneys or other property of Maker in possession of Payee at any time.

          This Note is secured by the Mortgage.

           The terms of this Note shall be governed by and construed under the laws of the State of New York.

           This Note may not be changed or terminated orally, but only by an agreement in writing signed by the party against whom enforcement of such change or termination is sought.

           Maker and the undersigned representative of Maker represent that Maker has full power, authority and legal right to execute and deliver this Note and that the indebtedness hereunder constitutes a valid and binding obligation of Maker.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Payee" and "Maker" shall include their respective successors and assigns.
           IN WITNESS WHEREOF, Maker by its duly authorized officers has duly executed this Note the day and year first above written.

                              TRAVEL PORTS OF AMERICA, INC.


                              By:__________________________


                              Title:_______________________



                         ERIE LINE NOTE

$3,500,000                              December 21, 1995


           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Three Million Five Hundred Thousand Dollars ($3,500,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Erie Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Erie Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.

          This Erie Line Note shall bear interest at a rate equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days.
All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Erie Line Note, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

          Interest shall continue to accrue after maturity at the rate required by this Erie Line Note until this Erie Line Note is paid in full. The rate of interest on this Erie Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated December 21, 1995, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.

          All interest accrued under this Erie Line Note shall be due and payable on the first day of each month. All remaining principal and interest shall be due and payable in full on July 31, 1996, or on such earlier date as the Erie Loan Note (as defined in the Credit Agreement) is made. All payments shall be in lawful money of the United States in immediately available funds.

           Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.

          If this Erie Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Erie Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.

          This Erie Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.

          This Erie Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.

          This Erie Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Erie Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Erie Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Erie Line Note at a rate in excess of such maximum rate, the rate of interest under this Erie Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Erie Line Note.

          The terms of this Erie Line Note cannot be changed, nor may this Erie Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Erie Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Erie Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.

           Bank may set off toward payment of any obligations under this Erie Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.

           Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Erie Line
Note.

           This Erie Line Note shall be governed by the laws of the State of New York.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.


                                   TRAVEL PORTS OF AMERICA, INC.


                                   By:__________________________


                                   Title:________________________





                            MORTGAGE

                     THIS  MORTGAGE made as of December
          21,  1995,  between TRAVEL PORTS OF  AMERICA,
          INC., a New York corporation, with an address of 3495 Winton Place, Building C, Rochester,
          New York 14623 ("Mortgagor"), and Fleet Bank, a New York bank and trust company with offices at One East Avenue, Rochester, New
          York 14638 ("Mortgagee").

                     W I T N E S S E T H :

           TO SECURE the payment of all obligations of Mortgagor to Mortgagee of any kind or nature (whether direct or indirect, absolute or contingent, sole, joint or several), existing now or in the future, up to a maximum principal sum of Six Million Dollars ($6,000,000) lawful money of the United States of America, to be paid with interest (said indebtedness, interest and all other sums which may or shall become due hereunder being hereinafter collectively referred to as the "Debt") Mortgagor has mortgaged, granted, conveyed, and assigned, and by these presents does mortgage, grant a security interest in, grant, convey, and assign unto Mortgagee all right, title and interest of Mortgagor in and to the property described in Exhibit A attached hereto (hereinafter referred to as the "Premises") and the buildings and improvements now or hereafter located thereon (hereinafter referred to as the "Improvements");

            TOGETHER WITH all right, title and interest of Mortgagor in and to the following property, rights and interests (the Premises and the Improvements together with such property, rights and interests being hereinafter collectively called the "Mortgaged Property");

                (a) all easements, rights-of-way, gores of land, streets, ways, alleys, passages, sewer rights, waters, water courses, water rights and powers, and all estates, rights, titles, interests, privileges, liberties, tenements, hereditaments, and appurtenances of any nature whatsoever, in any way belonging, relating or pertaining to the
     Mortgaged Property and all land lying in the bed of any street, road or avenue, opened or proposed, in front of or adjoining the Premises to the center line thereof;

                 (b)    all   machinery,  apparatus,  appliances,
     equipment, fittings, fixtures and other property of every kind and nature whatsoever owned by Mortgagor, or in which Mortgagor has or shall have an interest, now or hereafter affixed to the Mortgaged Property, or located upon the Mortgaged Property or appurtenant thereto and usable in connection with the present or future operation and occupancy of the Mortgaged Property and all building equipment, materials and supplies of any nature whatsoever owned by Mortgagor, or in which Mortgagor has or shall have an interest, now or hereafter located upon the Mortgaged Property, all together with any replacements therefor, additions thereto, or proceeds thereof (hereinafter collectively referred to as the "Equipment");

                (c) all awards or payments, including interest thereon, and the right to receive the same, which may be made with respect to the Mortgaged Property, whether from the exercise of the right of eminent domain (including any transfer made in lieu of the exercise of said right), or for any other injury to or decrease in the value of the Mortgaged Property;

                (d) all leases and the right to receive and apply the rents, issues and profits of the Mortgaged Property (hereinafter referred to as the Rents) to the payment of the Debt, all as now existing or hereafter entered into or arising (hereinafter referred to as the Leases);

                (e) all other agreements (including without limitation all utility, management, or similar agreements) affecting the use or occupancy of the Mortgaged Property now or hereafter entered into;

                (f) all proceeds of and any unearned premiums on any insurance policies covering the Mortgaged Property, including, without limitation, the right to receive and apply the proceeds of any insurance, judgments, or settlements made in lieu thereof, for damage to the Mortgaged Property;

                (g) all benefits of any deposits or payments heretofore or hereafter made relating to the Mortgaged
     Property; and

                (h) the right, in the name and on behalf of Mortgagor, to appear in and defend any action or proceeding brought with respect to the Mortgaged Property and to commence any action or proceeding to protect the interest of Mortgagee in the Mortgaged Property.

           TO  HAVE  AND TO HOLD the above granted and  described
Mortgaged Property unto and to the proper use and benefit of Mortgagee, and its successors and assigns.

            AND MORTGAGOR COVENANTS with and represents and warrants to Mortgagee as follows:

           1. Payment of Debt. Mortgagor will pay the Debt at the time and in the manner provided for in this Mortgage and any notes or other instruments evidencing the same.

           2. Warranty of Title. Mortgagor warrants good and marketable title to the Premises, the Improvements and the Equipment.

           3. Insurance. Mortgagor (i) will keep the Mortgaged Property insured against loss or damage from such hazards as Mortgagee shall from time to time require in amounts approved by Mortgagee, which amounts shall in no event be less than the outstanding principal balance of this Mortgage and the total principal balance of any mortgages which are superior in lien to the Mortgage and shall be sufficient to meet all applicable co-insurance requirements, (ii) will maintain such other forms of insurance coverage with respect to the Mortgaged Property as
Mortgagee may from time to time require in amounts approved by Mortgagee, and (iii) if required by Mortgagee will maintain flood insurance satisfactory to Mortgagee. All policies of insurance (hereinafter referred to as the Policies) shall be issued by an insurer lawfully doing business in New York and Pennsylvania and acceptable to Mortgagee, shall contain the standard New York mortgagee non-contribution clause endorsement or an equivalent endorsement satisfactory to Mortgagee naming Mortgagee as mortgagee under the policy (including as its interest may appear as the person to which all payments made by such insurance company shall be paid), and shall provide for thirty days prior notice of cancellation to Mortgagee.

           Mortgagor shall pay the premiums for the Policies as the same become due and payable. On the anniversary date hereof in each year, Mortgagor will assign and deliver a certificate of insurance to Mortgagee. Not later than thirty (30) days prior to the expiration date of each of the Policies Mortgagor will deliver to Mortgagee a renewal policy marked "premium paid" or accompanied by other evidence of payment of premium satisfactory to Mortgagee. If at any time Mortgagee is not in receipt of written evidence that all insurance required hereunder is in force and effect, Mortgagee shall have the right with reasonable notice to Mortgagor to take such action as Mortgagee reasonably deems necessary to protect its interest in the Mortgaged Property, including, without limitation, the obtaining of such insurance coverage as Mortgagee in its sole discretion deems appropriate, and all expenses incurred by Mortgagee in connection with such action or in obtaining such insurance and keeping it in effect shall be paid by Mortgagor to Mortgagee upon demand. Mortgagor shall pay interest on the amount of any such expenses paid by Mortgagee at the highest rate born by the Debt until paid in full, and such payment obligation shall be deemed part of the Debt and shall be secured by this Mortgage.

            If  the  Mortgaged  Property  shall  be  damaged   or
destroyed, in whole or in part, by fire or other casualty, Mortgagor shall give prompt notice thereof to Mortgagee. Sums paid to Mortgagee by any insurer may be retained and applied by Mortgagee toward payment of the Debt whether or not then due and payable in such priority and proportions as Mortgagee in its discretion shall deem proper or, at the discretion of Mortgagee, the same may be paid, either in whole or in part, to Mortgagor for such purposes as Mortgagee shall designate. If Mortgagee shall receive and retain such insurance proceeds, the lien of this Mortgage shall be reduced only by the amount thereof received and retained by Mortgagee and actually applied by Mortgagee in reduction of the Debt.

           4. Payment of Taxes, etc. Mortgagor shall pay all taxes, assessments, water rates, sewer rents, ground lease rentals, license and easement fees, and other charges, including vault charges and license fees for the use of vaults, chutes and similar areas adjoining the Premises, now or hereafter levied or assessed against the Mortgaged Property (hereinafter referred to as the Taxes) prior to the date upon which any fine, penalty, interest or cost may be added thereto or imposed by law for the nonpayment thereof.

           Mortgagor shall deliver to Mortgagee, upon request, receipted bills, cancelled checks and other evidence satisfactory to Mortgagee evidencing the payment of the Taxes prior to the date upon which any fine, penalty, interest or cost may be added thereto or imposed by law for the nonpayment thereof. If such evidence of payment is not delivered within ten (10) days, failure to deliver such proof may be conclusively deemed by Mortgagee to be a default in the payment thereof hereunder and to be a waiver by Mortgagor of any right to assert or plead payment thereof as a defense to or to deprive Mortgagee of any right or remedy hereunder. Mortgagor authorizes Mortgagee, at the expense of Mortgagor, to order annual tax searches to verify the payment of taxes. Mortgagee may pay any Taxes not paid when due and all costs incurred by Mortgagee in connection with such action shall be paid by Mortgagor to Mortgagee upon demand. Mortgagor shall pay interest on the amount of any such costs paid by Mortgagee at the highest rate born by the Debt until paid in full, and such payment obligation shall be deemed part of the Debt and shall be secured by this Mortgage.

           5. Condemnation. Notwithstanding any taking by any public or quasi-public governmental body or authority through eminent domain or otherwise, Mortgagor shall continue to pay the Debt at the time and in the manner provided for its payment in this Mortgage and in any other instrument or agreement evidencing the Debt, and the Debt shall not be reduced until any award or payment therefor shall have been actually received and applied by Mortgagee to the discharge of the Debt. Mortgagee may apply any such award or payment to the discharge of the Debt whether or not then due and payable in such priority and proportions as Mortgagee in its discretion shall deem proper. If the Mortgaged Property is sold, through foreclosure or otherwise, prior to the receipt by Mortgagee of such award or payment, Mortgagee shall have the right, whether or not a deficiency judgment on the note shall have been sought, recovered or denied, to receive such award or payment, or a portion thereof sufficient to pay the Debt, whichever is less. Mortgagor shall file and prosecute its claim or claims for any such award or payment in good faith and with due diligence and cause the same to be collected and paid over to Mortgagee and hereby irrevocably authorizes and empowers Mortgagee, in the name of Mortgagor or otherwise to collect and receipt for any such award or payment and to file and prosecute such claim or claims, and although it is hereby expressly agreed that the same shall not be necessary in any event, Mortgagor shall, upon demand of Mortgagee, make, execute and deliver any and all assignments and other instruments sufficient for the purpose of assigning any such award or payment to Mortgagee, free and clear of any encumbrances of any kind or nature whatsoever.

           6. Leases and Rents. Subject to the terms of this paragraph, Mortgagee waives the right to enter the Mortgaged Property for the purpose of collecting the Rents, and grants Mortgagor the right to collect the Rents. Mortgagor shall hold the Rents, or an amount sufficient to discharge all current sums due on the debt, in trust for use in payment of the Debt. The right of Mortgagor to collect the Rents may be revoked by Mortgagee upon any default by Mortgagor under the terms of any instrument evidencing the Debt or this Mortgage by giving notice of such revocation to Mortgagor. Following such notice, Mortgagee may collect, retain, and apply the Rents toward payment of the Debt in such priority and proportions as Mortgagee, in its discretion, shall deem proper, or to the operation, maintenance and repair of the Mortgaged Property.

           No pledge or assignment of any rents of the Mortgaged Property or any portion thereof, other than any given to Mortgagee, is outstanding or in force. Mortgagor will make no such pledge or assignment thereof except with prior written consent of Mortgagee. If any such pledge or assignment is made, the same shall be deemed to be subject hereto and for the use and benefit of Mortgagee.
           Mortgagee  shall have all of the rights set  forth  in
Section 291-f of the Real Property Law of New York in the same manner as if such section applied to properties located in Pennsylvania. Mortgagor shall (a) fulfill or perform each and every provision of the Leases on the part of Mortgagor to be fulfilled or performed, and (b) enforce, short of termination of the Leases, the performance or observance of the provisions thereof by the tenants thereunder. In addition to the rights which Mortgagee may have herein, in the event of any default under this Mortgage, Mortgagee, at its option, may require Mortgagor to pay monthly in advance to Mortgagee, or any receiver appointed to collect the Rents, the fair and reasonable rental value for the use and occupation of such part of the Mortgaged Property as may be in possession of Mortgagor. Upon default in any such payment, Mortgagor will vacate and surrender possession of the Mortgaged Property to Mortgagee, or to such receiver and, in default thereof, Mortgagor may be evicted by summary proceedings or otherwise. Nothing contained in this paragraph shall be construed as imposing on Mortgagee any of the obligations of the lessor under the Leases.

           7. Maintenance of the Mortgaged Property. Mortgagor shall cause the Mortgaged Property to be maintained in good condition and repair and will not commit or suffer to be committed any waste of the Mortgaged Property. Upon any default in doing so to the reasonable satisfaction of Mortgagee after thirty (30) days notice from Mortgagee, Mortgagee at its option may put the Mortgaged Property into reasonable condition and repair, and all sums paid by Mortgagee for such purposes shall, together with interest thereon, be added to the amount secured hereunder and be payable on demand. The Improvements and the Equipment shall not be removed, demolished or materially altered (except for normal replacement and depreciation), without the consent of Mortgagee. Mortgagor shall promptly repair, replace or rebuild any part of the Mortgaged Property which may be damaged or destroyed by any casualty (including any casualty for which insurance was not obtained or obtainable) or which may be affected by any proceeding of the character referred to in section  5  hereof  and  shall complete and  pay  for,  within  a reasonable time, any structure at any time in process of construction or repair on the Premises. If such casualty shall be covered by the Policies or an award or payment made pursuant to section 5 hereof, Mortgagor's obligation to repair, replace or rebuild such portion of the Mortgaged Property shall be contingent upon Mortgagee paying Mortgagor the proceeds of the Policies, awards or payments, or such portion thereof as shall be sufficient to complete such repair, replacement or rebuilding, whichever is less.

          Mortgagor will not, without obtaining the prior consent of the Mortgagee, initiate, join in or consent to any private restrictive covenant, zoning ordinance, or other public or private restrictions, limiting or defining the uses which may be made of the Mortgaged Property or any part thereof.

          8. Estoppel Certificates. Mortgagor, within ten (10) days after request by Mortgagee and at its expense, will furnish Mortgagee with a statement, duly acknowledged and certified, setting forth the amount of the Debt and the offsets or defenses thereto, if any. If any interest in the Mortgaged Property is leased, Mortgagor, within ten (10) days after request by Mortgagee and at its expense, will furnish tenant and/or landlord estoppel certificates, duly acknowledged and certified, in form satisfactory to Mortgagee.

            9.     Transfer  or  Encumbrance  of  the   Mortgaged
Property. No part of the Mortgaged Property or any interest therein or legal or equitable title thereto or beneficial use or constructive possession thereof, shall in any manner be further mortgaged, encumbered, sold, transferred, conveyed, or subjected voluntarily or involuntarily, directly or indirectly, to any lien or other similar claim (including without limitation tax liens, judgment liens, or mechanics liens), or permitted to be further mortgaged, encumbered, sold, transferred, conveyed, or subjected to any lien without the written consent of Mortgagee. For purposes of this Mortgage, a transfer shall be deemed to have occurred upon (i) any merger, consolidation, or sale of substantially all of the assets of a corporation, or (ii) transfer of any interest in a corporation, or (iii) admission or release of any person as a partner of a partnership or change of controlling shares of a partnership. The provisions of this section shall apply to each and every such further mortgage, encumbrance, sale, transfer, conveyance, or lien regardless of whether or not Mortgagee has consented to, or waived by its action or inaction its rights hereunder with respect to any such previous further mortgage, encumbrance, sale, transfer, conveyance or lien.

         10. Notice. Any notice, request, demand, statement or consent made hereunder shall be in writing and shall be sent to the address first shown above for each party by registered or certified mail or by courier, return receipt required, and shall be deemed given when postmarked and addressed if sent by mail, or when received if given by courier.

          Each party may designate a change of address by written notice to the other party, given in the manner required herein for notices.

          11. Sale of Mortgaged Property After Foreclosure. If this Mortgage is foreclosed, the Mortgaged Property, or any interest therein, may, at the discretion of Mortgagee, be sold in one or more parcels or in several interests or portions and in any order or manner. It is the intention of the parties that if this Mortgage covers multiple parcels and if Mortgagee so elects, Mortgagee in a foreclosure proceeding or proceedings may sell all or a portion of the parcels in one sale and may sell additional parcels in additional sales without the necessity of bringing further foreclosure actions or obtaining deficiency judgments between sales in order to hold additional sales and apply the proceeds thereof to the Debt. A deficiency judgment may be obtained at the option of the Mortgagee after all or any portion of the properties have been sold, with such judgment taking into account the value of all of the properties previously sold, and the period of time for application for a deficiency judgment shall be deemed to run from the date of the sale of the final parcel.

          12. Offsets, Counterclaims and Defenses. On the date of execution of this Mortgage, Mortgagor agrees that it has no actions, claims, or defenses against Mortgagee or this Mortgage. Mortgagor agrees that any offsets, counterclaims, or defenses to the Debt shall not be raised in any proceeding to foreclose this Mortgage, but may only be raised in an independent proceeding. Any assignee of this Mortgage and the instruments evidencing the Debt shall take the same free and clear of all offsets, counterclaims or defenses of any nature whatsoever which Mortgagor may have against any assignor of this Mortgage and the Note and no such offset, counterclaim or defense shall be interposed or asserted by Mortgagor in any action or proceeding brought by any such assignee upon this Mortgage and/or the note and any such right to interpose or assert any such offset, counterclaim or defense in any such action or proceeding is hereby expressly waived by Mortgagor.

         13. Right of Entry. Mortgagee and its representatives and agents shall have the right to enter and inspect the Mortgaged Property at all reasonable times.

         14. Books and Records/Financial Statements. Mortgagor will keep and maintain, or will cause to be kept and maintained, in accordance with generally accepted accounting practices consistently applied proper and accurate books, records and accounts reflecting all of the financial affairs of Mortgagor and all items of income and expense in connection with the operation of the Mortgaged Property or in connection with any services, equipment or furnishings provided in connection with the operation of the Mortgaged Property, whether such income or expense be realized by Mortgagor or by any other person whatsoever excepting lessees unrelated to and unaffiliated with Mortgagor who have leased from Mortgagor portions of the Mortgaged Property for the purpose of occupying the same.
Mortgagee shall have the right from time to time at all times during normal business hours to examine such books, records and accounts at the office of Mortgagor or other person maintaining such books, records and accounts and to make copies or extracts thereof as Mortgagee shall desire.

          15. Performance of Other Agreements. Mortgagor shall observe and perform each and every term to be observed or performed by Mortgagor pursuant to the terms of any agreement or recorded instrument affecting or pertaining to the Mortgaged Property.

         16. Defaults. The Debt together with any amount which may become due because of prepayment shall become due at the option of Mortgagee upon the occurrence of any one of the following events:

           (a) the occurrence of any Event of Default as defined in the Amended and Restated Credit Agreement between Mortgagor and Mortgagee dated as of September 29, 1994 as the same may be modified, extended, or replaced from time to time;

           (b) if Mortgagor shall continue to fail to perform or be in default under any of the terms, covenants or conditions of this Mortgage, except those enumerated in other subparts of this Section 16, for fifteen (15) days after notice from Mortgagee in the case of any default which can be cured by the payment of a sum of money or for thirty
     (30) days after notice from Mortgagee in the case of any other default, provided that if such default cannot reasona bly be cured within such thirty (30) day period and Mortga gor shall have commenced to cure such default within such thirty (30) day period and thereafter diligently and expedi tiously proceeds to cure the same, such thirty (30) day period shall be extended for so long as it shall require
     Mortgagor in the exercise of due diligence to cure such default, but in any event not more than 90 days;

          (c) if Mortgagor shall fail to pay within fifteen (15) days of notice and demand by Mortgagee, any installment of any assessment against the Mortgaged Property for local improvements heretofore or hereafter laid, which assessment is or may become payable in annual or periodic installments and is or may become a lien on the Mortgaged Property, notwithstanding the fact that such installment may not be due and payable at the time of such notice and demand;

           (d) if without the consent of Mortgagee any material portion of the Mortgaged Property is taken by any public or quasi-public governmental body or authority through eminent domain or otherwise;

           (e)   if  the Policies are not kept in full force  and
     effect,  or  if  the  certificates  of  insurance  are   not
     delivered to Mortgagee promptly upon request; or

          (f) if without the consent of Mortgagee any Leases are made, cancelled or modified, or if any portion of the Rents is paid for a period of more than one (1) month in advance or if any of the Rents are assigned to anyone other than Mortgagee.

The  events  listed  in subparagraphs (a)  through  (f)  of  this section 16 are called "Events of Default".

           17.   RIGHTS  AND  REMEDIES UPON  DEFAULT:   Upon  the
occurrence of any "Event of Default" hereunder, the Mortgagee may, at its option, exercise any one or more of the following rights and remedies:

           (a) Right to Take Possession of Mortgaged Property. The Mortgagor agrees to surrender possession of the
     Mortgaged Property to the Mortgagee upon demand, and the Mortgagee shall thereupon have the right to enter and take possession of the Mortgaged Property, to let the Premises, the Improvements, the Equipment, or any part thereof, to collect all Rents, Rental Insurance Proceeds and Business
     Interruption Insurance Proceeds and to apply the same on account of the Debt, whether then matured or not, after payment of all proper costs, charges and expenses, including, but not limited to, (i) impositions, (ii) any premiums for fire, public liability and other insurance coverage affecting the Premises, the Improvements, the Equipment or any part thereof and (iii) any and all other costs, charges and expenses which it may be necessary or advisable for the Mortgagee to pay in the management, operation and maintenance of the Premises, the Improvements, the Equipment or any part thereof, including, but not limited to, the cost of making repairs, alterations, and tenant improvements, commissions for renting the Premises, the Improvements, the Equipment, or any part thereof and legal expenses incurred in enforcing claims, preparing papers or any other services that may be required, or otherwise as a court of competent jurisdiction may direct. After taking possession of the Mortgaged Property, the Mortgagee may dispossess, by summary proceedings or otherwise, any tenants, subtenants or occupants of the Premises, the Improvements or any part thereof then or thereafter in default in the payment of any Rent, and the Mortgagor hereby irrevocably appoints the Mortgagee its agent and attorney-in-fact (which agency shall be deemed to be coupled with an interest), with full power of substitu tion, for such purpose. In the event that the Mortgagor is then an occupant of the Premises, the Improvements or any part thereof, it agrees to surrender possession thereof to the Mortgagee upon demand, and if the Mortgagor remains in possession thereof after such demand, such possession shall be as tenant of the Mortgagor, and the Mortgagor agrees to pay monthly in advance to the Mortgagee such rent for the Premises, the Improvements or any part thereof so occupied as the Mortgagee may reasonably demand, and in default of so doing, the Mortgagor may also be dispossessed by summary proceedings or otherwise.

           (b) Right to Foreclose Mortgage. The Mortgagee may foreclose this Mortgage and sell, if permitted by law, or petition to be sold, the Premises in one parcel or in such parcels, manner or order as a court of competent jurisdiction may direct. If permitted by law, Mortgagee may foreclose this Mortgage for any portion of the Debt or any other sums secured hereby which are then due and payable, subject  to  the  continuing lien of this Mortgage  for  the balance of the Debt not then due. If any real property transfer tax or real property transfer gains tax shall be due and payable upon the conveyance of the Premises pursuant to a judicial sale in any action, suit or proceeding brought to foreclose this Mortgage or by deed in lieu of foreclosure, the Mortgagor will pay or cause the same to be paid. In the event that the Mortgagor fails to pay any such tax within 20 days after notice and demand for payment is given by the Mortgagee, the Mortgagee is hereby authorized to pay the same, and any amount thereof so paid by the Mortgagee, together with all costs and expenses incurred by the Mortgagee in connection with such payment, including, but not limited to, reasonable attorneys' fees and disbursements, and interest on all such amounts, costs and expenses at the rate of one percent (1%) per annum in excess of the interest rate specified with respect to the Debt, but in no event in excess of the maximum interest rate permitted by law, shall be paid by the Mortgagor to the Mortgagee on demand. Until paid by the Mortgagor, all such amounts, costs and expenses, together with interest thereon, shall be secured by this Mortgage and may be added to the judgment in any suit brought by the Mortgagee against the Mortgagor hereon.

           (c) Right to Appointment of Receiver. In any action to foreclose this Mortgage, the Mortgagee shall be entitled, without notice, without regard to the adequacy of any security for the indebtedness secured hereby and without regard to the solvency of any person, firm or corporation who is or may become liable for the payment of all or any part of the Debt secured hereby, to have a receiver appointed with all the rights and powers permitted under the laws of the State of New York and Commonwealth of Pennsylvania. In addition the receiver shall be entitled to take any and all action necessary or deemed advisable to let the Mortgaged Property including without limitation making improvements or tenant improvements and adding the cost of same to the Debt secured hereby. In the event that a receiver of the Premises is appointed hereunder, such receiver shall also have and may enforce all of the rights and remedies of the Mortgagee under subparagraph (a) hereof.

           (d) Additional Rights and Remedies. The rights and remedies of the Mortgagee hereunder shall be in addition to its rights and remedies under the laws of the State of New York and the Commonwealth of Pennsylvania. Nothing contained in this Mortgage shall be construed as requiring the Mortgagee to pursue any particular right or remedy for the purpose of procuring the satisfaction of the obligations and Debt secured hereby, and the Mortgagee may exercise any or all of its rights and remedies under this Mortgage, the instruments evidencing the Debt, or otherwise provided by law, in its sole discretion. No failure of the Mortgagee to insist upon strict performance by the Mortgagor of any of its covenants or obligations under this Mortgage or the instruments evidencing the Debt, and no delay by the Mortgagee in exercising any of its rights or remedies hereunder, thereunder or otherwise provided by law, shall be deemed to be a waiver of such covenants or obligations or to preclude the exercise of such rights or remedies, and the Mortgagee, notwithstanding any such failure or delay, shall have the right thereafter to insist upon the strict performance by the Mortgagor of any and all of its covenants and obligations under this Mortgage and the instruments evidencing the Debt, and to exercise any and all of its rights and remedies hereunder, thereunder or otherwise provided by law.

          18. Right to Cure Defaults/Costs of Collection. If default in the performance of any of the covenants of Mortgagor herein occurs, the Mortgagee may, at its discretion, remedy the same and for such purpose shall have the right to enter upon the Mortgaged Property or any portion thereof without thereby becoming liable to Mortgagor or any person in possession thereof holding under Mortgagor. If Mortgagee shall remedy such a default or appear in, defend, or bring any action or proceeding to protect its interest in the Mortgaged Property or to foreclose this Mortgage or collect the Debt, or take any other action of any kind to protect its interest in the mortgaged property or collect the Debt (including without limitation taking possession, monitoring, appointing a receiver, or collecting rents), the costs and expenses thereof (including reasonable attorneys' fees to the extent permitted by law), with interest as provided in this paragraph, shall be paid by Mortgagor to Mortgagee upon demand. All such costs and expenses incurred by Mortgagee in remedying such default or in appearing in, defending, or bringing any such action or proceeding, or in taking any other action shall be paid by Mortgagor to Mortgagee upon demand, with interest at the rate of interest in effect on the Debt immediately before said default, for the period after notice from Mortgagee that such costs or expenses were incurred to the date of payment to Mortgagee. All such costs and expenses incurred by Mortgagee pursuant to the terms of this Mortgage, with interest, shall be secured by this Mortgage.

          19. Late Payment Charge. If any sum of money due to be paid under this Mortgage is not paid within ten (10) days after the date on which it is due, Mortgagor shall pay to Mortgagee upon demand a late payment charge of four percent (4%) of such unpaid amount due to defray the expense incurred by Mortgagee in handling and processing such delinquent payment, and such amount shall be secured by this Mortgage.

          20. Non-Waiver. The failure of Mortgagee to insist upon strict performance of any term of this Mortgage shall not be deemed to be a waiver of any term of this Mortgage. Mortgagor shall not be relieved of Mortgagor's obligation to pay the Debt at the time and in the manner required by reason of (i) failure of Mortgagee to comply with any request of Mortgagor to take any action to foreclose this Mortgage or otherwise enforce any of the provisions hereof or of any instrument evidencing the Debt or any other mortgage, instrument or document evidencing, securing or guaranteeing payment of the Debt or any portion thereof, (ii) the release, regardless of consideration, of the whole or any part of the Mortgaged Property or any other security for the Debt or
(iii) any agreement or stipulation between Mortgagee and any subsequent owner or owners of the Mortgaged Property or other person extending the time of payment or otherwise modifying or supplementing the terms of any instrument evidencing the Debt, this Mortgage or any other mortgage, instrument or document evidencing, securing or guaranteeing payment of the Debt or any portion thereof, without first having obtained the consent of Mortgagor; and in the latter event, Mortgagor shall continue to be obligated to pay the Debt at the time and in the manner provided in any instrument evidencing the Debt and this Mortgage, as so extended, modified and supplemented, unless expressly released and discharged by Mortgagee. Regardless of consideration, and without the necessity for any notice to or consent by the holder of any subordinate lien, encumbrance, right, title or interest in or to the Mortgaged Property, Mortgagee may release any person at any time liable for the payment of the Debt or any portion thereof or any part of the security held for the Debt and may extend the time of payment or otherwise modify the terms of any instrument evidencing the Debt and/or this Mortgage, including, without limitation, a modification of the interest rate payable on the principal balance of any instrument evidencing the Debt, without in any manner impairing or affecting this Mortgage or the lien thereof or the priority of this Mortgage, as so extended and modified, as security for the Debt over any such subordinate lien, encumbrance, right, title or interest. Mortgagee may resort for the payment of the Debt to any other security held by Mortgagee in such order and manner as Mortgagee, in its discretion, may elect. Mortgagor's obligations shall not be impaired or altered by the taking of any other or additional security for or guarantee of the Debt or any part thereof, or by the failure to hold, protect, or realize upon any other additional security or guarantee, or by the release of same. Mortgagee may take action to recover the Debt, or any portion thereof, or to enforce any covenant hereof without prejudice to the right of Mortgagee thereafter to foreclose this Mortgage. Mortgagee shall not be limited exclusively to the rights and remedies herein stated but shall be entitled to every additional right and remedy now or hereafter afforded by law. The rights of Mortgagee under this Mortgage shall be separate, distinct and cumulative and none shall be given effect to the exclusion of the others. No act of Mortgagee shall be construed as an election to proceed under any one provision herein to the exclusion of any other provision.

          21. Prepayment After Event of Default. In the event of a default under this Mortgage and if by reason thereof the Mortgagee elects to declare the entire principal balance hereof to be immediately due and payable, or if an action is commenced for the foreclosure of this Mortgage, then in such event the prepayment consideration herein provided for shall become due and payable on the date of such election in the same manner as though the Mortgagor had exercised such right of prepayment as herein set forth. If any such event occurs prior to the earliest date upon which the Mortgagor has a right of prepayment, then in such event the prepayment consideration applicable upon the earliest date on which the Mortgagor had such right of prepayment shall apply and Mortgagor also shall pay to Mortgagee a sum equal to interest which would have accrued on the principal balance of the Debt at the rate specified in the instrument evidencing the Debt from the date of payment to the end of the period during which prepayment is prohibited. The amount of such prepayment consider ation computed on the principal balance as of the date aforesaid, shall be added to and secured by this Mortgage and shall be recoverable by the Mortgagee in the same manner as the principal balance hereof and in addition thereto, in any action brought for the foreclosure of the Mortgage.

          22. Security Agreement. This Mortgage constitutes both a real property mortgage and a "security agreement", within the meaning of the Uniform Commercial Code, and the Mortgaged Property includes both real and personal property and all other rights and interest, whether tangible or intangible in nature of Mortgagor in the Mortgaged Property. Mortgagor by executing and delivering this Mortgage has granted to Mortgagee, as security for the Debt, a security interest in the Equipment. If Mortgagor shall default under any instrument evidencing the Debt or this Mortgage, Mortgagee, in addition to any other rights and remedies which it may have, shall have and may exercise immediately and without demand, any and all rights and remedies granted to a secured party upon default under the Uniform Commercial Code, including, without limiting the generality of the foregoing, the right to take possession of the Equipment or any part thereof, and to take such other measures as Mortgagee may deem necessary for the care, protection and preservation of the Equipment. Upon request or demand of Mortgagee, Mortgagor shall at its expense assemble the Equipment and make it available to Mortgagee at a convenient place acceptable to Mortgagee. Mortgagor shall pay to Mortgagee on demand any and all expenses, including legal expenses and attorneys' fees, incurred or paid by Mortgagee in protecting its interest in the Equipment and in enforcing its rights hereunder with respect to the Equipment. Any notice of sale, disposition or other intended action by Mortgagee with respect to the Equipment sent to Mortgagor in accordance with the provisions hereof at least five (5) days prior to such action, shall constitute reasonable notice to Mortgagor. The proceeds of any disposition of the Equipment, or any part thereof, may be applied by Mortgagee to the payment of the Debt in such priority and proportions as Mortgagee in its discretion shall deem proper.

         23. Further Acts, etc. Mortgagor will, at the cost of Mortgagor, and without expense to Mortgagee, do, execute, acknowledge and deliver all and every such further acts, deeds, conveyances, mortgages, assignments, notices of assignments, transfers and assurances as Mortgagee shall, from time to time, require, for the better assuring, conveying, assigning, transferring and confirming unto Mortgagee the property and rights hereby mortgaged or intended now or hereafter so to be, or which Mortgagor may be or may hereafter become bound to convey or assign to Mortgagee, or for carrying out the intention or facilitating the performance of the terms of this Mortgage or for filing, registering or recording this Mortgage and, on demand, will execute and deliver and hereby authorizes Mortgagee to execute in the name of Mortgagor to the extent Mortgagee may lawfully do so, one or more financing statements, chattel mortgages or comparable security instruments, to evidence more effectively the lien hereof upon the Mortgaged Property.

          24. Headings, etc. The headings and captions of various paragraphs of this Mortgage are for convenience of reference only and are not to be construed as defining or limiting, in any way, the scope or intent of the provisions hereof.

          25. Filing/Recording of Mortgage, etc. Mortgagor forthwith upon the execution and delivery of this Mortgage and thereafter, from time to time, will cause this Mortgage, and any security instrument creating a lien or evidencing the lien hereof upon the Mortgaged Property and each instrument of further assurance to be filed, registered or recorded in such manner and in such places as may be required by any present or future law in order to publish notice of and fully to protect the lien hereof upon, and the interest of Mortgagee in the Mortgaged Property. Mortgagor will pay all filing, registration or recording fees, and all expenses incident to the preparation, execution and acknowledgment of this Mortgage, any mortgage supplemental hereto, any security instrument with respect to the Mortgaged Property and any instrument of further assurance, and all Federal, state, and county and municipal taxes, duties, impost, assessments and charges arising out of or in connection with the execution and delivery of this Mortgage, any mortgage supplemental hereof, any security instrument with respect to the Mortgaged Property or any instrument of further assurance. Mortgagor shall hold harmless and indemnify Mortgagee, its successors and assigns, against any liability incurred by reason of the imposition of any tax on the making and recording of this Mortgage.

           If at any time the United States of America, any state thereof or any governmental subdivision of any such state, shall require revenue or other stamps to be affixed to any instrument evidencing the Debt or this Mortgage, Mortgagor will pay for the same, with interest and penalties thereon, if any.

          26. Sole Discretion of Mortgagee. Wherever pursuant to this Mortgage, Mortgagee exercises any right given to it to approve or disapprove, or any arrangement or term is to be satisfactory to Mortgagee, the decision of Mortgagee to approve or disapprove or to decide that arrangements or terms are satisfactory or not satisfactory shall be in the sole discretion of Mortgagee and shall be final and conclusive unless otherwise specifically stated herein.

          27. Recovery of Sums Required To Be Paid. Mortgagee shall have the right from time to time to take action to recover any sum or sums which constitute a part of the Debt as the same become due, without regard to whether or not the balance of the Debt shall be due, and without prejudice to the right of Mortgagee thereafter to bring an action of foreclosure, or any other action, for a default or defaults by Mortgagor existing at the time such earlier action was commenced.

          28. Marshalling. Mortgagor waives and releases any right to have the Mortgaged Property marshalled.

         29. Actions and Proceedings. Mortgagee shall have the right to appear in and defend any action or proceeding brought with respect to the Mortgaged Property and to bring any action or proceeding that it, in its discretion, feels should be brought to protect its interest in the Mortgaged Property.

         30. Inapplicable Provisions. If any term, covenant or condition of this Mortgage shall be held to be invalid, illegal or unenforceable in any respect, this Mortgage shall be construed without such provision.

          31. Certain Definitions. Unless the context clearly indicates a contrary intent or unless otherwise specifically provided herein, (i) words used in this Mortgage shall be used interchangeably in singular or plural form, (ii) the word "Mortgagor" shall mean "each Mortgagor and/or any subsequent owner or owners of the Mortgaged Property or any part thereof or interest therein or any of its or their heirs, representatives, successors, agents or assigns", the word "Mortgagee" shall mean "Mortgagee or any subsequent holder of any evidence of indebtedness secured by this Mortgage or any of its successors, assigns, agents, or representatives", (iii) the word "person" shall include an individual, corporation, partnership, trust, unincorporated association, government, governmental authority, or other entity, (iv) the words "Mortgaged Property" shall include any portion of the Mortgaged Property or interest therein, and (v) the word "Debt" shall mean all sums secured by this Mortgage. Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns and pronouns shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns and pronouns shall include the plural and vice versa.

         32. Waiver of Notice. Mortgagor shall not be entitled to any notices of any nature whatsoever from Mortgagee except with respect to matters for which this Mortgage specifically and expressly provides for the giving of notice by Mortgagee to Mortgagor, and Mortgagor hereby expressly waives the right to receive any notice from Mortgagee with respect to any matter for which this Mortgage does not specifically and expressly provide for the giving of notice by Mortgagee to Mortgagor.

          33. No Oral Change. This Mortgage may not be modified, amended, changed, discharged or terminated orally, but only by an agreement in writing signed by the party against whom the enforcement of the modification, amendment, change, discharge or termination is sought.

          34. Business Days. If any payment or obligation hereunder becomes due on a Saturday, Sunday, or other holiday on which banks doing business in the State of New York are authorized to close, the due date for payment or performance is extended to the next succeeding business day, but any interest and fees shall be calculated based upon the time of actual payment or performance.

          35. Compliance with Laws and Ordinances. Mortgagor shall comply, and shall cause all tenants, subtenants and occupants of the Mortgaged Property to comply, with all laws and ordinances relating to the use or occupancy of the Mortgaged Property and with all requirements, orders and notices of violation thereof issued by any government or department or agency thereof having apparent jurisdiction, unless Mortgagor is then contesting (after giving prior written notice thereof to Mortgagee), by appropriate legal proceedings conducted in good faith and with due diligence, the validity, application or accuracy, in whole or in part, of any such law, ordinance, requirement, order or notice.


           IN WITNESS WHEREOF, Mortgagor has duly executed this Mortgage the day and year first above written.


                         TRAVEL PORTS OF AMERICA, INC.


                         By:  _________________________________
                                   William Burslem III
                                   Vice President

STATE OF NEW YORK)
COUNTY OF MONROE ) SS.:

          On the 21st day of December, 1995, before me personally came William Burslem III, to me known, who, being by me duly sworn, did depose and say that he resides in the Town of Mendon, New York; that he is the Vice President of Travel Ports of
America, Inc., the corporation described in the foregoing instrument, and that he executed said instrument by authority of the Board of Directors of said corporation.


                              ___________________________________

                           EXHIBIT A

                (Attached  to  and made  a  part  of  a
          Mortgage dated as of December 21, 1995 given by Travel Ports of America, Inc. to Fleet
          Bank)


ALL  THAT  TRACT  OR PARCEL OF LAND SITUATE IN  THE  TOWNSHIP  OF
HARBORCREEK,  COUNTY  OF ERIE AND STATE OF PENNSYLVANIA,  BOUNDED
AND DESCRIBED AS FOLLOWS, TO-WIT:




PARCEL I

      BEGINNING at a point in the center of the intersection of the Davison or Graves Road, and the line between Tracts 193 and 194; thence North 89 degrees 30' West along the said Tract line, 495 feet to a stake in land of John Cass and wife; thence South 30' West, about 114 feet to other land of John Cass and wire fence; thence eastwardly parallel with said Tract line and along said wire fence, about 162 feet to a stake still in the land of John Cass; thence southwardly approximately parallel with said highway and along land of John Cass, about 295 feet to a stake still in the land of John Cass; thence eastwardly along the wire fence and land of John Cass, about 330 feet to a point in the center line of said road; thence along said road, northwardly about 412 feet to the place of beginning. Containing about 3 acres of land. Excepting and reserving therefrom certain land taken for the Pennsylvania Thruway.

      FURTHER, being bounded and described as follows: All that certain piece or parcel of land lying and being situate in Tract 193 in Harborcreek Township, Erie County, Pennsylvania and being more particularly bounded and described as follows, to-wit:
BEGINNING at a point in the center line of the Depot Road, also known as Davison and Graves Road, at its inter-section with the north line of Tract 193; thence South 0 degrees 30' East along the center line of Depot Road, 130.4 feet to a point; thence North 89 degrees 30' West 55.6 feet along land acquired for Ramp to Depot Road interchange; thence continuing along said Ramp land South 5 degrees 0' West, 133.3 feet to an angle point in said Ramp land; thence South 69 degrees 0' West along said Ramp land
111.2 feet to a point of curve; thence along said Ramp land on a curve having a radius of 954.93 feet a chord distance of 186.2 feet to a point; thence westwardly 4.3 feet to a point; thence North 0 degrees 30' East, 295.0 feet to a point; thence North 89 degrees 30' West 162.0 feet to a point; thence North 0 degrees 30' East 114.0 feet to a point on the north line of Tract 193; thence along said Tract line South 89 degrees 30' East, 495.0 feet to the place of beginning, containing 2.6 acres of land being the same more or less.

      FURTHER, being described as follows, All that certain piece or parcel of land, being part of Tract No. 193, Harborcreek Township, Erie County, Pennsylvania described as follows:
BEGINNING at a point in the center line of Depot Road (as a 50 foot right of way), said point being 607.95 feet northwesterly along the center line of Depot Road, from the intersection of said center line with the center line of U.S. Interstate Route
No.   90  (Legislative  Route  No.  797)  and  Depot  Road  being designated as Legislative Route No. 25068 and point being previously described in Deed Book 854 page 211 in a conveyance from Garth E. May to the Poplar White Thruway Serve dated March 30, 1962 as being on the line between Tracts 193 and 194; thence South 1 degree 35' 45" West along the center line of said Depot Road, 127.60 feet to a point; thence North 88 degrees 24' 15" West 12.0 feet to a point; thence North 83 degrees 49' 15" West passing over an iron pipe stake marker on the westerly line of said Depot Road at 13.04 feet, a total distance of 46.0 feet to an iron pipe stake marker, said line being the northerly line of the boundary of Ramp "A" of Exit No. 10 of said U.S. Interstate Route No. 90; thence South 6 degrees 10' 45" West along the boundary of said Ramp "A" 132.76 feet to an iron pipe stake marker; thence continuing along said ramp boundary South 63 degrees 53' 47" West 87.30 feet to an iron pipe stake marker at a point of curve to the left; thence continuing along said ramp boundary along the curve to the left having a radius of 1,019.93 feet a long chord bearing of South 58 degrees 03' 50" West and a length of 207.33 feet, a total arc distance of 207.68 feet to an iron pipe stake marker; thence North 88 degrees 51' 40" West 21.6 feet to an iron pipe stake marker; thence North 1 degree 08' 20" East 295.0 feet along a fence to an iron pipe stake marker; thence North 88 degrees 51' 40" West along a fence 162.0 feet to an iron pipe stake marker; thence North 1 degree 08' 20" East
114.0 feet to an old iron pin found; thence South 88 degrees 51' 40" East passing over an iron pipe stake on the westerly line of said Depot Road, at 480.5 feet, a total distance of 505.5 feet to the place of beginning.

PARCEL II:

      BEGINNING at a post in the center of the public road at Cass' Corners, so called; thence along said road, south 2 west, sixteen and five tenths (16.5) rods to a post; thence north 89-1/4 west, along the land formerly of George Cass, thirty and five tenths (30.5) rods to a post; thence due south along the land formerly of George Cass now Pecan Shoppe of Harborcreek, Inc., twenty and no tenths (20) rods to a post; thence north 89-1/2 west, along land formerly of George Cass, thirty-one and one-
half   (31-1/2)  rods  to  a  post;  thence  south  0  45  west
approximately seven hundred fifty (750) feet to a point in the northerly line of the right-of-way for U.S. Interstate 90; thence in a westerly direction along said northerly line of Interstate 90 approximately one thousand three hundred twenty-five (1,325) feet to a point where the northerly line of said Interstate 90 intersects the northerly line of the property now or formerly of Daniel and Jean Bryner and the southerly line of the premises herein to be conveyed; thence north 89 west, approximately five hundred seventy-five (575) feet to a post and the land now or formerly of H.A. Bell; thence north 1 west, seventy-five and five tenths (75.5) rods to a post; thence south 88 east, seventy-three (73) rods to a post; thence north 1 east, thirty-seven and three tenths (37.3) rods to a post; thence east to a post; thence north 1-1/4 west, sixty-eight (68) rods to a post, thence along said road, south 51 east, forty-four (44) rods to a post in the center of a public road; thence along said road, south 70 east, forty-five and four tenths (45.4) rods to a post; thence south 55 east, along same, six and five tenths (6.5) rods to a post; thence south 34 east, five and four tenths (5.4) rods to a post and place of beginning.

       EXCEPTING AND RESERVING therefrom the certain parcel conveyed to Robert Cass, July 8, 1947, as recorded in Deed Book
495, page 267, further bounded and described as follows:

      BEGINNING at a point in the center line of said Highway Route 25068, it being Depot Road and at the south property line of David E. Cass; thence southerly along the center line of said Highway Route 25068, one hundred sixty (160) feet to a point; thence in a westerly direction on a line approximately parallel with the south line of land of David E. Cass, one hundred eighty-three (183) feet to a point; thence northerly, one hundred fifty-five (155) feet to the south property line of David E. Cass, thence easterly along the south property line of David E. Cass, two hundred twenty-five (225) feet to the point of beginning.

      EXCEPTING ALSO all that certain piece or parcel of land lying and being situate in Tract 194, Harborcreek Township, Erie
County, Pennsylvania, further bounded and described as follows:

     BEGINNING at a point where the center line of the Depot Road intersects the center line of the Davidson Road at the so called Cass' Corners, said point of beginning also being the point of beginning of the parcel of land conveyed to John H. Cass and wife by W.E. Cass on April 24, 1953; thence north 34 west, five and four tenths (5.4) rods in the center line of the Depot Road to a point; thence continuing along the same north 55 west, six and five tenths (6.5) rods to a point, thence continuing along the same north 70 west, forty-five and four tenths (45.4) rods to a point; thence north 51 east, forty-five (45) rods to a point; thence south 1-1/4 east to the center of the said Depot Road and thence continuing along the center line of said Depot Road, in a southeasterly direction to the place of beginning. The parcel herein excepted being a triangular shaped parcel of land and lying north of the said Depot Road, as contained in Deed to W. E. Cass and Frances Cass, his wife, by Deed dated February 12, 1927, as recorded in Deed Book 303, at page 340.
PARCEL III:

      BEGINNING at the northeast corner of the parcel herein described, said point being located by beginning at a post in the center of the public road at Cass' Corners, so called; thence along said road, south 2 west, sixteen and five tenths (16.5) rods to a post; thence north 89-1/4 west, along the lands formerly of George Cass now Pecan Shoppe of Harborcreek, Inc., thirty and five Tenths (30.5) rods to a post; thence due south along the land formerly of Cass now Pecan Shoppe and parallel with Davidson Road approximately one hundred fourteen (114) feet to a point; thence eastwardly along the lands of Pecan Shoppe, approximately one hundred sixty-two (162) feet to a point; said point also being the northeast corner of the parcel hereindescribed as to be conveyed herewith; thence due south parallel with the Davidson Road and along the lands of Pecan Shoppe a distance of two hundred ninety-five (295) feet to a point in the northerly line of the boundary of U.S. Interstate Route 90; thence in a westerly direction along said U.S. Route 90, a distance of approximately one thousand one hundred twenty-five (1,125) feet to a point; thence north 0 45' east along the line formerly separating the lands of John Cass and George Cass, a distance of approximately seven hundred fifty (750) feet to a point; thence south 89-1/2 east, along the land formerly of George Cass, thirty-one and one-half (31-1/2) rods to a post; thence south 88 fifty-one minutes (51') forty seconds (40") east, along a fence, one hundred sixty-two (162) feet to an iron pipe stake marker at the place of beginning.

      EXCEPTING AND RESERVING therefrom the certain piece or parcel of land situate in the Township of Harborcreek, County of Erie and Commonwealth of Pennsylvania, as shown on the plot of survey of part of the land of Gloria Kozlowski, in Tract 194, recorded November 20, 1984 in Erie County Map Book 27, page 84, being more particularly bounded and described as follows, to-wit:
BEGINNING  at a point in the centerline of Depot Road  (Pa.  Rte.
270), at the northwest corner of the piece, said point also being the northeast corner of a 0.523 acre parcel of land having been or about to be conveyed to John D. Mroczkowski; thence along the east line of land of said Mroczkowski, South twenty-two minutes fifty seconds West (S 00 22' 50" W), one hundred forty and thirty-eight hundredths (140.38) feet to a point; thence South thirty-five degrees forty-nine minutes twenty seconds East (S 35 49' 20" E), six hundred eighty-seven and fifty-eight hundredths (687.58) feet to a point; thence North twenty degrees eleven minutes fifty-five seconds East (N 20 11' 55" E), five hundred eleven and thirty-five hundredths (511.35) feet to a point in the centerline of the aforementioned Depot Road; thence along the centerline of Depot Road, North sixty-nine degrees forty-eight minutes five seconds West (N 69 48' 05" W), three hundred thirty-five (335.00) feet to a point; thence continuing along the same, North sixty-eight degrees forty-seven minutes fifteen seconds West (N 68 47' 15" W), two hundred eighty-two and eighty-one hundredths (282.81) feet to a point, the place of beginning. Containing 4.261 acres of land, more or less, and being the same premises conveyed to Joseph Skindell in Erie County Deed Book 1600, page 147.


                      REVOLVING LINE NOTE

$2,750,000                              September __, 1995


           FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Revolving Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Revolving Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.

           This Revolving Line Note shall bear interest at a rate equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days.
All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).

          Interest shall continue to accrue after maturity at the rate required by this Revolving Line Note until this Revolving
Line Note is paid in full. The rate of interest on this Revolving Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated September 29, 1994, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.

           All interest accrued under this Revolving Line Note shall be due and payable on the first day of each month. Principal payments shall be due and payable sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described in Article I, Section B of the Credit Agreement, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line as specified in the Credit Agreement. Payments may be made pursuant to a mutually agreeable cash management arrangement with the Bank. All payments shall be in lawful money of the United States in immediately available funds.

           Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.

           If this Revolving Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Revolving Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.

           This Revolving Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.

           This Revolving Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.

           This Revolving Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Revolving Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Revolving Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Revolving Line Note at a rate in excess of such maximum rate, the rate of interest under this Revolving Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Revolving Line Note.

           The terms of this Revolving Line Note cannot be changed, nor may this Revolving Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Revolving Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Revolving Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.

           Bank may set off toward payment of any obligations under this Revolving Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.

           Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Revolving Line
Note.

           This Revolving Line Note shall be governed by the laws of the State of New York.

           Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.


                                   TRAVEL PORTS OF AMERICA, INC.


                                   By:__________________________


                                   Title:________________________






                             LEASE

                         BY AND BETWEEN

         Baltimore Port Truck Plaza Limited Partnership
         A Maryland Limited Partnership with Principal
                 Offices at 601 S. Bond Street,
                 Baltimore, Maryland, Landlord,

                              and

                Travel Ports of America, Inc.,
        a New York Corporation with Principal Offices at
                  3495 Winton Place, Bldg. C,
                  Rochester, New York, Tenant.

                           PREMISES:
        Baltimore Port Truck Plaza, Baltimore, Maryland


                          ANNUAL RENT:
                          $700,000.00

                             TERM:
                            7 Years

               FIRST (1ST) LEASE YEAR COMMENCING ON
                  THE      DAY OF MARCH, 1996.




Draft: 2/16/96
                        LEASE AGREEMENT

      This  Lease, executed this       day of February, 1996,  by
and between Baltimore Port Truck Plaza Limited Partnership, a Maryland Limited Partnership, with principal offices at 601 S. Bond Street, Baltimore, Maryland, (herein "Landlord"), and Travel Ports of America, Inc., a New York corporation with principal offices at 3495 Winton Place, Bldg C., Rochester, New York 14623, (herein "Tenant").

      1. PREMISES. Landlord, for and in consideration of the rents, covenants and agreements hereinafter reserved and contained on the part of Tenant, its successors and assigns, to be paid, kept and performed, does hereby demise and lease to Tenant, and Tenant does hereby take and hire from Landlord, the premises more commonly known as the Baltimore Port Truck Plaza, located at 5501 O'Donnell Street, in the City of Baltimore, Maryland, and more particularly described on Exhibit A attached hereto, together with all of Landlord's easements, rights and appurtenances thereto, all buildings and improvements located thereon, all personal property, furniture, fixtures, machinery, equipment or other property located thereon or used in connection with the truckstop business presently in operation on said premises, including specifically the assets and properties located on or in use at said premises as of August 1, 1995, (said premises, assets and properties are collectively referred to herein as the "Demised Premises"), and excluding the assets and properties set forth on Exhibit B, Schedule of Excluded Assets, attached hereto, but Tenant shall not be obligated to lease less than all of the above.

      The parties agree that the covenants and obligations on the part of Tenant to be performed hereunder are subject to and conditioned upon Tenant's continued right and privilege of ingress and egress to the Demised Premises substantially in the same manner and substantially to the same extent as presently enjoyed by Landlord of the Demised Premises as of the date of this Lease.
      2. TERM. The primary term of this lease shall commence on March 1, 1996, or the date possession of the Demised Premises is delivered to Tenant, if later, (herein the "Commencement Date"). The term so commenced shall continue until the expiration of seven (7) years from the first day of the first calendar month next succeeding the Commencement Date. When the term hereof is ascertained and specifically fixed, the parties agree to execute a memorandum, suitable for recording, at Tenant's option and expense, which shall specify the Commencement Date, and the date fixed for expiration of this Lease. Notwithstanding the foregoing, if Landlord is unable to deliver possession of the Demised Premises as herein provided on or before March 1, 1996, for reasons beyond its control and after commercially reasonably efforts, or if possession of the premises at 5502 O'Donnell Street, more commonly known as Baltimore Port Travel Plaza Mobil Gasoline Station, pursuant to a certain lease of even date with Travel Plaza I, Inc., (hereinafter, the "Gasoline Station Lease"), and the premises adjoining the Demised Premises more particularly described in a certain lease with Truck Ex, Inc., also of even date, (hereinafter, the "Truck Ex Lease"), has not been delivered to Tenant on or before such date, then either party may, at its option, terminate this Lease. Any such termination shall be without further liability of either party to the other, except that in the event of such termination by Landlord, Landlord agrees to pay to Tenant its reasonable costs of inspection, investigation and due diligence regarding the environmental condition of the Demised Premises and the said Mobil Gasoline Station and Truck Ex premises. Notwithstanding the foregoing, Tenant's right to reimbursement under this Lease shall not exceed the sum of Thirty-Two Thousand Dollars
($32,000.00), less the sum actually received by Tenant for reimbursement for such activities under the Gasoline Station Lease and the Truck Ex Lease.

     3.  RENT.  Tenant's liability for rent shall commence on the
Commencement  Date.   Tenant  covenants  and  agrees  to  pay  to
Landlord as and for annual rent for the Demised Premises the sum of Seven Hundred Thousand Dollars ($700,000.00), payable in equal monthly installments of Fifty-Eight Thousand Three Hundred Thirty-Three Dollars and Thirty-Three Cents ($58,333.33). Rent shall be paid in advance on the first day of each month. In the event of any partial month, or in the event this lease shall terminate on other than the last day of the month, the rental for any such month shall be prorated on the basis of the number of days of such month in which Tenant leases the Demised Premises pursuant
to  this  Lease.   Tenant covenants and agrees to  pay  the  rent
herein prescribed to Landlord at landlord's address set forth above or at such other place as Landlord may from time to time specify by notice given pursuant to this Lease.

     4.  TAXES.

      (a) Landlord shall be responsible for all taxes, special taxes, penalties and interest and all assessments then a lien, both current and reassessed, and whether due or to become due, through the Commencement Date. Any such taxes paid by Landlord for periods including the Term of this Lease, shall be prorated and paid by Tenant as of the Commencement Date.

     (b) Tenant shall promptly pay, as additional rent hereunder, any and all real and personal property taxes levied and assessed upon or against the Demised Premises during or with respect to the term or any extension or renewal of this Lease, together with any sales taxes attributable to or assessed upon the rent payments herein. Tenant shall pay such taxes when due and simultaneously provide Landlord with proof of payment of the same. Except in the event of the purchase of the Demised Premises by Tenant, pursuant to Section 29 below or otherwise, any such taxes paid by Tenant for periods beyond the expiration of the term of this Lease, shall be prorated and paid by Landlord as of the date of such expiration.

      (c) Tenant shall have the right, in its own name and/or in the name of the Landlord at Tenant's sole cost and expense, provided Landlord shall not be subject to any civil or criminal liability therefor, to make and prosecute applications for abatement of taxes and/or appeal for correction of assessment, and Landlord agrees to cooperate reasonably with Tenant in this regard. Landlord agrees to sign all necessary instruments in connection with such application or appeal. Landlord shall not settle any such application or appeal without Tenant's prior written approval.

     (d) Notwithstanding anything to the contrary herein, Tenant shall not be obligated to pay any part of any franchise, excise, estate, inheritance, income, or similar tax which is or may become payable upon or with respect to the income or profits of Landlord by reason of any law now in force or hereafter enacted. With regard to betterments and special assessments attributable to and levied or assessed against the Demised Premises, Landlord and Tenant agree that the same shall be paid for over the maximum period allowed by law and the Tenant shall be obligated to pay only those installments which fall due during the term of this Lease, as it may be extended or renewed, (subject to prorations). Landlord agrees to give Tenant prompt notice of any special assessment proceedings to allow Tenant to oppose such assessments or participate in such proceedings, and Tenant may, at Tenant's sole cost and expense, in its own name or the name of Landlord contest any such proceeding or object to the inclusion of the Demised Premises in an improvement or special district. Landlord covenants and agrees that it will not consent to or apply on its own behalf for the Demised Premises to be included in an improvement or special district or subject the Demised Premises to a user fee for any utilities or other service without the prior written consent of Tenant, which consent shall not be unreasonably withheld.

      5. UTILITIES. Tenant shall be responsible for and shall pay all utilities used by the Tenant during the term hereof, whether the same be billed to the Tenant directly by the utility furnishing same or as additional rent as Tenant's share billed by Landlord.

      6. USE. Tenant shall have the right to use and/or occupy the Demised Premises as a Truckstop Facility, or for any other lawful use. As used herein, the term "Truckstop Facility" shall include the operation of a restaurant, motel, fuel service station, merchandise store, repair garage, and parking for trucks and motor vehicles, either alone or in any combination, with the right to sell, store and dispense gasoline, kerosene, diesel fuel, motor oils or other petroleum products and, at Tenant's option, the right to sell alcoholic beverages. Landlord hereby covenants, warrants and represents that the use of the Demised Premises by Tenant as a Truckstop Facility will not conflict with or constitute a breach of or be a default under any indenture, mortgage, deed, commitment, lease, agreement or other instrument to which Landlord is bound or under any existing judgment, order or decree to which Landlord is a party or otherwise subject to. If at any time within six (6) months from the Commencement Date, except for default on the part of Tenant, Tenant's right to use the Demised Premises, or the premises subject to the Truck Ex Lease, as a Truckstop Facility is legally prohibited, materially restricted, or terminated for any reason other than an act or omission of Tenant, Tenant shall notify Landlord in writing of such event, and Landlord shall use commercially reasonable efforts to attempt to restore Tenant's right to use the premises as provided above at Landlord's expense. Upon the failure of
Landlord  to  restore  Tenant's right  to  use  the  premises  as
provided  above,  Tenant may attempt to do so.   If  Landlord  is
unsuccessful in restoring Tenant's right to use the premises as provided above within one hundred twenty (120) days following the receipt of the notice from Tenant or if Tenant having elected to take such action on its own is unsuccessful, Tenant may terminate this lease on not less than ten (10) days written notice to Landlord.

      Notwithstanding the foregoing, upon expiration or earlier termination of the Gasoline Station Lease, and except in the event  Tenant purchases the premises subject thereto  or  in  the event of the default by Landlord thereunder which results in termination thereof, Tenant agrees that it shall not, without the prior written consent of Landlord, its successors and assigns, expand the use of the Demised Premises to the extent it is used as a gasoline service station as of the date of this Lease. For purposes of this paragraph, expansion of such use shall mean the construction or installation of additional gasoline distribution facilities at the Demised Premises beyond the extent to which such facilities are in existence at or are in operation on the Demised Premises as of the date of this Lease. The foregoing shall not be deemed to prevent or preclude Tenant, its successors or assigns, from repairing, replacing, or maintaining the facilities at or on the Demised Premises of the date of this Lease. The foregoing shall be deemed a covenant running with the land, and shall bind Tenant, its successors and assigns.

      7. ALTERATIONS. The Tenant may, at its own expense, make such alterations, improvements, additions, and changes to the Demised Premises as it may deem necessary or expedient in the operation of the Demised Premises, provided the Tenant, without the written consent of the Landlord, shall not tear down or materially demolish any of the improvements on the Demised Premises, or make any material change or alteration in such improvements which, when completed, would diminish the value of the Demised Premises.

      8. REPAIRS. The Demised Premises and the buildings and improvements thereon, both outside and inside, together with all fixtures and appurtenances belonging thereto, all appliances, machinery and equipment located in or used in connection with the Demised Premises, the storm and sanitary sewers, plumbing, electrical, heating, ventilating and air conditioning systems, underground storage tanks and associated piping (except for tanks and associated piping heretofore abandoned or taken out-of-service), fuel equipment, sidewalks, driveways, curbs, approaches, and parking lots, in, on or about the Demised Premises (hereinafter collectively called "Improvements") shall be kept in good order and repair by the Tenant at the Tenant's sole cost and expense, ordinary wear, tear and obsolescence excepted. The Tenant shall make all repairs and replacements, ordinary as well as extraordinary, foreseen and unforeseen, structural or otherwise, which may be necessary or required so that the Demised Premises and the Improvements shall remain in good and operable condition, ordinary wear, tear and obsolescence only excepted.

     9.  SURRENDER

      Tenant shall on the expiration or the sooner termination of the Term surrender to Landlord the Demised Premises, including all buildings, replacements, changes, additions and improvements, broom-clean and in the same condition as existed as of the Commencement Date of this Lease, ordinary wear, tear and obsolescence excepted, subject to the provisions of Section 29. If Tenant fails to remove any of its personal property, fixtures, machinery and equipment at such expiration or other termination of this Lease within ten (10) days from written notice from Landlord, the same shall be deemed abandoned by the Tenant in which event such property or any part thereof shall become the property of the Landlord without any payment or offset therefor, provided Tenant shall reimburse Landlord for Landlord's reasonable costs associated with removal thereof. The Tenant shall repair and restore the Demised Premises and save the Landlord harmless from all damage to the Demised Premises caused by such removal of such property by Tenant. Landlord shall not be responsible for any loss or damage occurring to any property owned by Tenant or any subtenant. The provisions of this Article shall survive any termination of this Lease.

     10.  REPRESENTATIONS, WARRANTIES AND COVENANTS.

       A.   Representations  and  Warranties.   Landlord   hereby
represents and warrants to Tenant as follows:

      (i) Possession: Subject to paragraph 2 above, the Demised Premises shall be delivered by Landlord free of all tenancies, occupancies and other possessory rights as of and upon the Commencement Date, subject to the Permitted Exceptions set forth in Schedule C attached hereto.

      (ii) No Condemnation. There is no pending or, to the best knowledge of Landlord, threatened condemnation or similar proceeding affecting the Demised Premises or any portion thereof, nor does Landlord have knowledge that any such action is presently contemplated.

      (iii) Compliance with Laws. Except as provided in Section 12, to the best knowledge of Landlord, Landlord and Landlord's agents, tenants' and predecessors in interest have complied in all material respects with all applicable laws, ordinances, regulations, statutes, rules and restrictions pertaining to the Demised Premises and the operation of the Truckstop Facility thereon prior to the Commencement Date.

      (iv) Litigation. Except as provided in Section 12, there are no legal actions, suits or other legal or administrative proceedings, including condemnation cases, pending or, to the best knowledge of Landlord, threatened, against the Landlord or the Demised Premises, which involve, relate to or affect the operation of the Truckstop Facility thereon in a manner which has or may have material adverse effect on the Truckstop Facility as presently operated.

      (v)   Undisclosed  Liabilities.    Except  as  provided  in
Section 12, Landlord has no liabilities, whether or not accrued, absolute, contingent or otherwise, which could materially affect Tenant's possession and use of the Demised Premises as a Truckstop Facility as presently operated. (vi) Zoning. The Demised Premises is properly zoned for use as a Truckstop Facility with a parking lot. Landlord knows of no action or proceeding, pending or threatened, which will or may result in the modification or termination of such zoning. There is not now, nor will there be as of the Commencement Date, any material uncured violation of any zoning, building or similar law, ordinance or regulation.

      (vii)   No Special Assessments.  No portion of the  Demised
Premises is affected by any special assessment, whether or not constituting a lien thereon.

       (viii) Commitments to Governmental Authorities. No commitments have been made to any Governmental Authority, utility company, school board, assessing unit, or other organization, group or individual, relating to the Demised Premises, which would impose any obligation upon the Tenant or its successors or assigns to make any contribution or dedications of money or land, or to construct, install or maintain any improvements of a public or private nature on or off the Demised Premises. No Governmental Authority has imposed any requirement that any owner or tenant of the Demised Premises pay directly or indirectly any special fees or contributions or incur any expenses or obligations in connection with any operations on the Demised Premises or any part thereof.

      (ix) Available Sewer and Water Lines. There are in existence water and sewer lines and systems to the Demised Premises having adequate capacity for the transmission of water and the operation of sanitary and storm sewers to service the Demised Premises and the operation thereon of a Truckstop Facility, as presently conducted, all of which are available without the payment of any fees, charges, or costs, (except for usual and customary usage charges) and without any obligation on Tenant to construct, install, or modify such systems, either on or off the Demised Premises in order to operate the Truckstop Facility.

      Except as otherwise provided herein, Landlord is not making
any   representations  or  warranties  regarding   the   physical
condition of the Demised Premises.

B.   LANDLORD'S  COVENANTS.   Landlord  covenants  to  Tenant  as
follows:

      (i) Covenant of Title. Landlord is well seized of and has good marketable and indefeasible title to the Demised Premises, including the personal property, fixtures, machinery and equipment subject to this Lease, free and clear of all mortgages, liens, encumbrances, leases, tenancies, security interests, covenants, conditions, restrictions, rights-of-way, easements, judgments and other matters affecting title, except as disclosed in Schedule C attached hereto, Permitted Exceptions, and except for the Excluded Assets set forth on Schedule B attached hereto. Landlord warrants and will defend such title as herein described.

      (ii) Covenant of Quiet Enjoyment. Tenant, upon paying the rent and performing the other terms, provisions and covenants of this Lease, shall and may, at all times during the Term of this Lease, peaceably and quietly have, hold and enjoy the Demised Premises free of molestation or disturbance by the Landlord.

     (iii) Covenant Not To Compete. Provided this Lease has not been terminated, that Tenant is operating a Truckstop Facility thereon, that the Lease is in full force and effect, and that Tenant is not in default beyond any applicable grace period, Landlord covenants and agrees that any land (other than the Demised Premises) located within fifty (50) miles of the Demised Premises whether now or hereafter owned or leased by Landlord shall not, during the term of this Lease and any extensions thereof, be leased, used or occupied as a Truckstop Facility or for the sale, storage or dispensing of fuel for automobiles, motor vehicles or trucks.

      (iv) Liens and Encumbrances: Except as expressly provided in the Permitted Exceptions, Landlord covenants and agrees not to suffer the Demised Premises at any time during the said term of this lease or any extension hereof to any lien, charge, or encumbrance superior to this Lease, and to indemnify and keep indemnified Tenant against all such liens, charges and encumbrances.

       (v) Personal Property: Except for the assets and properties set forth in Schedule B attached hereto, Landlord covenants and agrees that possession of the personal property, furniture, fixtures, machinery, equipment or other property located or in operation at or on the Demised Premises as of August 1, 1995, will be delivered to Tenant on the Commencement Date, and further covenants and agrees that the same shall, as of the Commencement Date, be in substantially the same condition as existed as of said date, suitable for operation of the Truckstop Facility as it is operated as of the date hereof in all material respects.

      11. COMPLIANCE WITH LAW. Throughout the Term of this Lease, the Tenant shall, at its own cost and expense, promptly observe and comply with all laws, orders, regulations, rules, ordinances and requirements of the federal, state, county and local governments, and of each of them, and of any and all of its or their administrative departments, bureaus and officials, and of the local fire insurance rating organization, and of all insurance companies writing policies covering the premises or any part thereof, whether such laws, orders, regulations, rules or requirements relate to structural repairs, changes or alterations to or in and about the premises or any buildings or improvements thereon or to repairs, changes or alterations incident to or as the result of any use or occupation of the premises, or use of the adjacent sidewalks, and whether the same now are in force, or that may, at any time in the future, be enacted or directed. The Tenant shall pay all costs, expenses, claims, fines, penalties and damages that may in any manner arise out of or be imposed because of the failure of the Tenant to comply with these covenants, and shall hold Landlord harmless of and from all costs, expenses, damages, liabilities, and obligations arising from the failure of Tenant to comply with these laws. Notwithstanding anything to the contrary herein, the foregoing indemnity shall not apply to the extent caused by or contributed to by Landlord, (subject to the provisions of paragraph 12 below).

     12.  ENVIRONMENTAL MATTERS.

      (a)   Landlord and Tenant acknowledge that there have  been
substantial   tests,  investigations  and  evaluations   of   the
environmental condition and compliance of the Demised Premises, including, but not limited to, the following:

     1. Phase II Environmental Site Assessment by Southern Well and Recovery Corp., dated January, 1996

     2.  Petrotech Tank Tightness Tests, dated November 14, 1995

     3. Site Investigation Report, Baltimore Port Truck Plaza and Mobil Service Station, dated September, 1995, prepared by APEX Environmental Inc. for Travel Ports of America, Inc., and Addendum to Site Investigation Report:
     Underground Storage Tank Compliance Issues.

     4.   Tank  Test Information - Shirley Environmental Testing,
     Inc.

                Baltimore  Travel  Plaza  (Truckstop),  Job  Nos.
          111399 and  111398

          Mobil Station, Job Nos. 111400 and 111404

     Tank Test Results for Tanks and Line Leak Detectors

     Reports from Guardian Corrosion Control Corp., Test Results fro STIP-3 Cathodic Protection Tank at Truckstop and Mobil
     Station.

     5.  Letter Report:  To Maryland Department of Environment
                         From: Environmental Technical Services
                                              Date:  October  27,
                         1994
                         Re:  Baltimore Travel Plaza (Mobil)
                              Closure Sampling Report

                              6.    Tank   Test  Results:     NDE
                              Environmental Corporation 11/1/93

     7.   Phase  II  Environmental Assessment of  Baltimore  Port
     Truck   Plaza,  dated  March  10,  1993,  prepared  by   EMG
     Environmental Management Group, Inc.

     8.   Land  Bank  Environmental  Investigation  Report,  5401
     O'Donnell  Street Cut-off at Interstate Avenue, prepared  by
     Quality  Environmental Solutions, Inc.  for  Exxon  Company,
     U.S.A., dated February, 1995.

The foregoing reports are collectively referred to herein as the "Environmental Audits".

      Notwithstanding anything to the contrary herein, Landlord agrees to assume responsibility for, and hold Tenant harmless from, all costs, expenses, damages, liabilities and obligations associated with the Base Line Data, as that term is defined herein, including the cost of investigation, monitoring, cleanup, restoration and remediation thereof in compliance with the requirements of the Environmental Protection Agency, the Maryland Department of Environment, or other governmental agency which may exercise jurisdiction and authority over the Demised Premises, (hereinafter the "Environmental Authorities"). For purposes of this Lease, the term "Base Line Data" shall mean any petroleum, hazardous substance, hazardous waste or other environmental contamination: (i) set forth or described in the Environmental Audits, (ii) known to Landlord prior to the Commencement Date or discovered as a result of the activities described in Landlord's Environmental Action Plan described in subparagraph (b) below; or
(iii) disclosed to the Environmental Authorities prior to the Commencement Date.

       (b) Landlord agrees to proceed with the cleanup, remediation and other activities described in Landlord's Environmental Action Plan, a copy of which is attached hereto and marked Exhibit "D". If as a result of the activities described in Landlord's Environmental Action Plan, or other activities with respect to the Base Line Data, the levels thereof are correspondingly reduced, the reduced levels, as documented and reported to the Environmental Authorities, shall represent the "New Base Line Data".

      (c) Tenant agrees to comply with all requirements of Environmental Authorities insofar as they relate to operation of the Demised Premises after the Commencement Date. Tenant's obligation includes, but is not limited to compliance with operation, closure and upgrading requirements relating to its operation on the Demised Premises after the Commencement Date. Tenant agrees to assume responsibility for and hold Landlord harmless from all costs, expenses, damages, liabilities and obligations arising from violation by Tenant of any requirement of Environmental Authorities pertaining to Tenant's operation of the Demised Premises after the Commencement Date and contamination arising after the Commencement Date, including the costs of (i) cleanup and remediation required by Environmental Authorities or this Lease, (ii) defense of any claim brought by third parties arising from environmental contamination, or (iii) failure to comply with requirements of Environmental Authorities or this Lease, in each case, to the extent relating to conditions arising on or after the Commencement Date.

      (d) Landlord agrees to comply with all requirements of Environmental Authorities insofar as they relate to operation of the Demised Premises prior to the Commencement Date. Landlord's obligation includes, but is not limited to, compliance with cleanup, remediation, investigation and closure requirements relating to operation on the Demised Premises prior to the
Commencement Date, except that Tenant shall comply with all closure and upgrading requirements for equipment used by it to the extent closure or upgrading is required after the Commencement Date. Landlord agrees to assume responsibility for and hold Tenant harmless from all costs, expenses, damages, liabilities and obligations arising from violation by Landlord of any requirement of Environmental Authorities pertaining to operation of the Demised Premises prior to the Commencement Date and contamination arising prior to the Commencement Date, including the costs of (i) cleanup and remediation required by Environmental Authorities or this Lease, (ii) defense of any claim brought by third parties arising from environmental contamination, or (iii) failure to comply with requirements of Environmental Authorities or this Lease, in each case, to the extent relating to conditions arising before the Commencement Date.

      (e) Tenant agrees to diligently report and cleanup all spills, leaks, discharges, or releases of petroleum products or hazardous substances during its tenancy, and agrees that environmental contamination arising after the Commencement Date shall be Tenant's sole obligation and responsibility. Notwithstanding the foregoing, in no event shall Tenant be obligated to cleanup or remediate petroleum or other environmental contamination at a location to levels which are below the Base Line Data for that same location, except that, if as a result of a release for which Tenant is responsible, Environmental Authorities also require remediation of environmental contamination for which Landlord is responsible, Tenant shall conduct the remediation until such time as the contamination is reduced to the levels of the Base Line Data or New Base Line Data. Tenant and Tenant's agents and contractors shall have the continuing right upon and after expiration or sooner termination of this Lease to enter the Demised Premises to monitor, investigate, cleanup and restore the Demised Premises. Landlord agrees that no action or proceeding, seeking damages, equitable relief or otherwise, shall be commenced against Tenant provided and for so long as Tenant is proceeding with reasonable diligence with activities designed to reduce such environmental contamination to levels which approximate the Base Line Data or the New Base Line Data, as the case may be. Except to the extent additional contamination above the Base Line Data or New Base Line Data is discovered, which contamination arises after the Commencement Date, when such levels are achieved, Tenant shall have no further liability to Landlord for the environmental condition of the Demised Premises. For purposes of this paragraph, Tenant shall be deemed to be proceeding with reasonable diligence with such activities for so long as it complies with the requirements of the Environmental Authorities, in the proper exercise of their jurisdiction and authority.
      (f) If, after the Commencement Date, Tenant discovers any abandoned underground storage tanks, other than those used or operated by Tenant after the Commencement Date, Tenant shall notify the Landlord in writing within sixty (60) days of the date of discovery. Landlord shall assume responsibility for removal and closure of such tanks and any environmental investigation, monitoring or remediation associated therewith.

      (g)   Neither  Landlord nor Tenant  shall  be  required  to
remediate   any   contamination  beyond   requirements   of   the
Environmental Authorities.

      (h) The foregoing notwithstanding, upon Landlord's sale to Tenant of the Demised Premises, whether pursuant to paragraph 29 or otherwise, Landlord shall have no further obligation to Tenant for the environmental condition of the Demised Premises or for compliance with requirements of the Environmental Authorities, except that Landlord shall have continued responsibility with respect to any Baseline Contamination or New Baseline Contamination which, prior to the end of the term of the Lease, was reported to Environmental Authorities and for which environmental Authorities have specifically required initiation, prior to the end of the term of the Lease, of environmental investigation, assessment, cleanup, remediation, and/or removal (collectively herein "Baseline Response Activities"). Landlord shall have responsibility to diligently proceed with such Baseline Response Activities through to completion. Landlord's responsibilities with respect to such Baseline Response
Activities  shall  be  deemed completed  at  such  time  as:  (a)
Landlord certifies to Tenant in writing that such Baseline Activities have been completed in accord with the requirements of the Environmental Authorities, and (b) such Environmental Authorities have issued a letter or other documents indicating that no further Baseline Response Activities are required.

      Nothing in this Section 12 shall be deemed to affect or impair, or be construed as a release of, any right or claim of Landlord to insurance coverage, contribution or indemnification, which Landlord would otherwise be entitled to but for this
Section 12. To the extent Landlord's obligations are limited by this Section 12, Landlord agrees to assign to Tenant the proceeds of any such policy of insurance or right to contribution or indemnification, which, but for this section, would be payable or otherwise inure to Landlord, and further agrees that Tenant may prosecute in the name of Landlord any such right or claim for insurance coverage, contribution or indemnification.

     13. MECHANICS' LIENS. Tenant shall have no power to subject the Demised Premises or Landlord's interest in the premises to any mechanics' or other liens. If any mechanics' or other liens or order for payment of money shall be filed against the subject premises or any building or improvement thereon by reason of or arising out of any labor or material furnished or alleged to have been furnished or to be furnished to or for the Tenant at the Demised Premises, or for or by reason of any change, alteration or addition or the cost or expense thereof or any contract relating thereto, the Tenant shall cause the same to be canceled and discharged of record, by bond or otherwise as allowed by law at the expense of the Tenant, within sixty (60) days after written demand therefor.

     14. PERMITS AND ASSUMED CONTRACTS.

     (a) Tenant has entered into this Lease in the expectation of obtaining, after expiration of all applicable appeal periods, all permits, licenses, permissions, changes, variations and or other authorizations (hereinafter call "Permits") necessary for the operation of the Truckstop Facility (herein the "facility"), including  without  limitation all licenses,  authorizations  and permits  necessary  or  required to sell petroleum  products  and alcoholic beverages. Tenant agrees to diligently make and prosecute all necessary applications for such Permits without unreasonable delay after the execution hereof, (except for the license to sell alcoholic beverages discussed below). Tenant may, but shall not be obligated to cancel this lease if after first application therefor, any of such Permits are denied or are not obtained within ninety (90) days from Commencement Date of this Lease. Tenant may similarly elect to cancel this Lease in the event all Permits under the Truck Ex Lease and the Gasoline Station Lease are not obtained within the time and in the manner specified therein. To the extent any of the Permits are transferable or assignable, Landlord agrees, at Tenant's sole expense, to assign and transfer any such Permits requested by Tenant to the name of Tenant or Tenant's designee.

      Notwithstanding the foregoing, the parties acknowledge and agree that certain residency and other requirements will or may delay the transfer of the license to sell alcoholic beverages at the Demised Premises, or Tenant's application for such license. Tenant agrees to effect the transfer or assignment thereof to the name of Tenant or Tenant's designee, or make application for such license, (in the name of Tenant or Tenant's designee), not later than two (2) years after the Commencement Date.

      (b) Landlord agrees to make available for Tenant's use at the Demised Premises all Permits held by or in the name of Landlord, to the extent the same are necessary for Tenant to commence and continue operations at the Demised Premises on the Demised Premises as of the Commencement Date and for so long as Tenant's applications for the such Permits are pending or otherwise not obtainable. Tenant agrees to defend, indemnify and hold harmless Landlord, and the holders of such Permits if other than Landlord, from any cost, loss, liability, expense (including reasonable attorneys fees), and damage suffered or sustained by Landlord by reason of Tenant's use of said Permits or operations at the Demised Premises under the authority thereof. The fees and expenses of maintaining any such Permits after the Commencement Date shall be borne solely by Tenant.

      (c) As of the Commencement Date, Tenant agrees to assume Landlord's rights, duties and obligations with respect to the contracts and agreements set forth and described in Exhibit
"E", Schedule of Assumed Contracts, attached hereto. Tenant further agrees to defend, indemnify and hold Landlord harmless from any cost, loss, liability, expense (including reasonable attorneys fees), and damage suffered or sustained by Landlord by reason of Tenant's breach or non-performance thereof at any time after the Commencement Date.

      15. PETROLEUM INVENTORY AND RETAIL INVENTORY. Provided this lease is in full force and effect, and possession of the Demised Premises has been delivered to Tenant, Tenant agrees to purchase from Landlord, all of Landlord's inventory of useable and saleable motor fuels for resale, (herein the "Petroleum Inventory"), and Landlord's convenience store, restaurant and other inventory, and other supplies (herein the "Retail Inventory") on hand as of the Commencement Date. The price for the Petroleum Inventory and the Retail Inventory shall be determined as follows:

     (i) Petroleum Inventory. The purchase price for the Petroleum Inventory shall be the lower of cost or market. The cost of the Petroleum Inventory shall be the invoiced cost thereof, if available, as documented by Landlord. Such valuation shall be on a "first in, first out" basis, such that only the most recent purchases of products shall be deemed to be included in its unsold Petroleum Inventory. The market price of the Petroleum Inventory shall be determined as the cost of the same products from the same supplier as of the Commencement Date. In no event shall Tenant be obligated to purchase any portion of the Petroleum Inventory which is not merchantable, usable and saleable, or which is contaminated or unfit for resale as Tenant in its sole discretion reasonably determines.
     (ii) The Retail Inventory shall be audited by an independent inventory firm agreed upon by the parties on the Commencement Date, or as soon thereafter as is practicable. The purchase price for the Retail Inventory shall be the lower of cost or market. The cost of the Retail Inventory shall be the invoiced cost thereof, as documented by Landlord, if available. Such valuation shall be on a "first in, first out" basis, such that only the most recent purchases of products shall be deemed to be included in the Retail Inventory. The Retail Inventory shall not include, and Tenant shall not be obligated to purchase items which are obsolete, discontinued, damaged, or otherwise unmerchantable items, the determination of which shall be at Tenant's reasonable discretion. The market price of the Retail Inventory shall be determined as the cost of the same products from the same supplier as of the Commencement Date. Subject to agreement by both parties, the cost of the Retail Inventory may be computed by discounting the retail value of such audited Retail inventory at the Demised Premises by a percentage equal to average gross margin for the previous twelve (12) month period, if available.


     16.  INDEMNIFICATION; INSURANCE.

      A. Tenant's Indemnification. Tenant agrees to defend, indemnify, and hold Landlord harmless at all times from and after the Commencement Date, from and against any losses, liabilities, damages, expenses (including reasonable attorneys fees), obligations, suits, actions, claims, and demands relating to, arising out of or caused in any manner by (i) liabilities and obligations of Tenant, its subtenants, licensees and invitees arising on or after the Commencement Date, or which result from operations of Tenant on or after such date; (ii) any misrepresentation or breach of warranty or covenant on the part of the Tenant under this Lease; and (iii) except as otherwise provided herein, any and all losses, damages, costs or expenses incurred or sustained by Landlord resulting from, arising out of or relating to a claim made by any third party or governmental agency for any act, condition, event, or state of facts relating to the Demised Premises, occurring subsequent to the Commencement Date. Notwithstanding anything to the contrary herein, the foregoing indemnities expressly exclude and shall not apply to the extent caused by or contributed to by Landlord, (subject to the provisions of paragraph 12). Tenant's obligation shall survive termination of this Lease, whether by purchase or otherwise.

      B. Landlord's Indemnification. Landlord agrees to defend, indemnify, and hold Tenant harmless at all times from and after the Commencement Date, from and against any losses, liabilities, damages, expenses (including reasonable attorneys fees), obligations, suits, actions, claims, and demands relating to, arising out of or caused in any manner by: (i) liabilities and obligations of Landlord and its prior tenants, subtenants, licensees and invitees prior to the Commencement Date, or which result from operations of the Demised Premises prior to such date, except as modified by paragraph 12 above; (ii) any misrepresentation or breach of warranty or covenant on the part of the Landlord under this Lease; (iii) a claim made by any third party or governmental agency for any act, condition, event, or state of facts relating to the Demised Premises, occurring or in existence prior to the Commencement Date, except as modified by paragraph 12 above; (iv) any claim by creditors of Landlord or Landlord's tenants, subtenants or licensees under Article 6 of the Uniform Commercial Code, which in any way affects or may affect Tenant's use, possession and enjoyment of the Demised Premises or the personal property, fixtures, machinery and equipment subject to this Lease; and (v) any claims by local, State or Federal authorities for unpaid taxes, assessments, interest or penalties of Landlord, its tenants, subtenants or licensees, attributable to the Demised Premises or operations thereon prior to the Commencement Date. Notwithstanding anything to the contrary herein, the foregoing indemnities expressly exclude and shall not apply to the extent caused by or contributed to by Tenant. Subject to the limitations expressly provided herein, Landlord's obligation shall survive termination of this Lease, whether by purchase by Tenant or otherwise.

     C. Insurance. Tenant agrees at Tenant's expense to maintain in force continuously throughout the term of this Lease and any extension hereof public liability insurance covering the Demised Premises, with limits of not less than $3,000,000.00 for death or injury to one person, $5,000,000.00 for death or injury to more than one person, and $2,000,000.00 for property damage, and shall upon written request of Landlord furnish Landlord a certificate issued by Tenant's insurer that such policies of insurance and any renewals thereof are in force. Renewal policies with such proof shall be delivered to Landlord within thirty (30) days prior to expiration of policies. Landlord shall be named as an additional insured, as its interest may appear, on all such policies of insurance.

     Tenant shall at all times during the Term hereof, at its own expense, insure and keep insured by responsible insurance companies authorized to do business in the state where the Demised Premises are located, the buildings on the premises, and all alterations, extensions and improvements thereto and replacements thereof together with all fixtures, machinery and equipment located thereon, against loss or damage by fire and the risks contemplated within the extended coverage endorsement, for the replacement value of the Demised Premises. Tenant agrees to pay the premiums on the insurance when such premiums become due and payable, and to promptly deliver to and deposit with the Landlord all policies of insurance with due proof of payment of premiums. All policies of fire and other insurance shall be for the benefit of the Landlord, Tenant and any lender holding a mortgage on Landlord's interest in the premises superior to this Lease, as their interests may appear. The interest of any such mortgagee shall be covered by the customary mortgagee endorsement employed in this state.
     D. Survival.  (a) All covenants, agreements, representations and  warranties made by the parties in this Agreement, and in any

other   certificates  and  documents  delivered   in   connection

herewith,    shall   survive   the   Commencement   Date.     All

representations and warranties made by the Landlord in this Lease shall  survive the Commencement Date under this Agreement to  the extent  of all claims related thereto which are made on or before the  General  Bar  Date, (defined below), or  thereafter  to  the extent  any such claims are or would be, but for this limitation,

covered by any policy of liability, casualty or other contract of insurance  or  other  contract  or agreement  pursuant  to  which

Landlord  is, or would be, but for this limitation,  entitled  to

contribution  or  indemnification.   For  purposes  hereof,   the

"General Bar Date" shall mean March 1, 1999.

      Notwithstanding the foregoing and subject to subparagraph F below, Upper Limit, (i) Landlord's representations, warranties and covenants regarding environmental conditions or liability relating to the Demised Premises shall be governed solely by paragraph 12 above, and (ii) Landlord's representations, warranties and covenants regarding tax liabilities of the Landlord or its predecessors and title to the Demised Premises, shall survive the Commencement Date and be binding on Landlord throughout the term of this Lease, and for so long as Landlord's obligations with respect thereto are executory.

      E. Basket. Except as set forth in subparagraph G below, Tenant shall be entitled to indemnification hereunder for all losses, costs, expenses or damages with respect to or resulting from breach of any representation or warranty by the Landlord or any unknown environmental condition of or liability with respect to the Demised Premises (herein "Losses"), only after the aggregate of all such Losses exceeds the sum of One Hundred Thousand Dollars ($100,000), herein (the "Basket").

      F. Upper Limit. Subject only to subparagraph G below, the parties agree that the Tenant shall be entitled to recover from the Landlord for Losses suffered by the Tenant, only up to an aggregate amount of $1 million, (over and above, and in addition to any amount payable under any policy of insurance or claim for indemnification or contribution otherwise inuring to Landlord), the sole source of which, (except in the case of a wilful or intentional breach), shall be Tenant's right of set-off under
Section 23 hereof.

      G. Exclusions from Basket and Upper Limit. Notwithstanding anything to the contrary herein, the limitations set forth in subparagraphs E and F above shall not affect, impair, restrict or limit, and there shall be excluded from the Basket and Upper
Limit, Losses suffered by Tenant in connection with or as a result of (i) claims, demands, liabilities or actions by, against or relating to the Landlord's present or former tenants of the Demised Premises, or creditors of such tenants, (collectively herein "Tenant Matters"), (ii) Landlord's obligations with respect to the Baseline Data under Section 12 above, (herein "Baseline Matters"), (iii) claims made, threatened or asserted, or liabilities or breach of representations or warranties of which the Landlord or its affiliates have knowledge, in each case prior to the Commencement Date, (herein "Known Claims"); (iv) Landlord's affirmative covenants in this Lease, (other than Landlord's covenants with respect to unknown environmental conditions under Section 12 above), including, without limitation Landlord's obligation to deliver to Tenant good and marketable title to and possession of the Demised Premises, (herein "Title Matters").

     H. Preservation of Insurance, etc. Nothing in this Section 16 shall be deemed to affect or impair, or be construed as a release of, any right or claim of Landlord to insurance coverage, contribution or indemnification, which Landlord would otherwise be entitled to but for this Section. To the extent Landlord's obligations are limited by this Section 16, Landlord agrees to assign to Tenant the proceeds of any such policy of insurance or right to contribution or indemnification, which, but for this section, would be payable or otherwise inure to Landlord, and further agrees that Tenant may prosecute in the name of Landlord all such right or claim for insurance coverage, contribution or indemnification. Nothing in this Section 16 shall be deemed an assumption by either party of any liability of the other.

      17. DAMAGE OR DESTRUCTION. In case of casualty to the Demised Premises resulting in damage or destruction thereto such that the premises are substantially unfit for the occupancy or use herein contemplated, Tenant shall promptly give written notice thereof to Landlord. In such event Tenant shall restore, repair, replace, rebuild or alter the Demised Premises, at Tenant's sole cost and expense, as nearly as possible to its value, condition and character immediately prior to such damage or destruction. Tenant shall promptly and diligently restore the Demised Premises at Tenant's expense to substantially the same condition existing prior to the occurrence of the casualty or peril.

     18. CONDEMNATION

      (a) If the whole or any part of the Demised Premises shall be taken or condemned by any competent authority for any public use or purpose during the term or any extension of this Lease, Tenant reserves unto itself the right to claim and prosecute its claim in all appropriate courts and agencies for an award or for damages for such taking based upon its leasehold ownership interests in the Demised Premises, and the buildings, improvements, fixtures, machinery, equipment and other personal property located thereon, without impairing Landlord's rights with respect to such taking or injury to Landlord's reversion. Tenant shall have the right to participate in any condemnation proceedings or agreement as aforesaid for the purpose of protecting Tenant's interest hereunder. Landlord shall not enter into any agreement with respect to any such taking or proceeding which may affect Tenant's rights under this paragraph without Tenant's prior written consent.

      (b) Notwithstanding the foregoing, if at any time during the Term of this Lease title to the whole or substantially all of the Demised Premises shall be taken by the exercise of the right to condemnation or eminent domain, such that the Demised Premises are not suitable or fit for the use herein contemplated, or in the event the award for such taking is less than the Purchase Price, Tenant may at, Tenant's option cancel and terminate this Lease without liability as of the date of such taking and the rent provided to be paid by Tenant shall be apportioned and paid to the date of such taking.

      (c) In the event that title to less than the whole or substantially all of the Demised Premises shall be taken as aforesaid, this lease shall terminate only with respect to the portion of the Demised Premises so taken. In such event, this Lease shall continue with respect to the portion of Demised Premises not so taken, provided that, to the extent the Landlord receives any proceeds of such taking, the annual rent reserved herein and the purchase price set forth in Section 29 below shall be equitably reduced.

     19.  CURING TENANT'S DEFAULTS

     Should Tenant fail to perform any of its obligations imposed by the terms of this Lease promptly before the accrual of any penalty as provided by law or by any mortgage superior to the Lease, the Landlord may perform the same and add any such sum or sums paid or expended in such performance to any rent then due or thereafter falling due with the same effect as if these sums shall be and are additional rental. However, this does not grant Tenant any license or privilege to allow the Demised Premises to be without the insurance coverage and the failure to promptly comply with such requirements shall entitle Landlord to immediately obtain the necessary insurance, and the cost thereof shall be additional rent and collectible as such.

      20. ASSIGNMENT AND SUBLEASES. Tenant shall not assign or sublet its interest under this Lease, except to a parent, subsidiary or affiliate corporation of Tenant, without Landlord's prior written consent, which consent shall not be unreasonably withheld. In the event of any such assignment, Tenant shall remain primarily liable for the payment of all rent required to be paid hereunder and for the performance of all terms, covenants and conditions herein undertaken by Tenant. Without limitation, it is agreed that Tenant shall have the right to mortgage or otherwise encumber its Leasehold interest. Any such assignment shall not be valid or binding upon Landlord until Landlord shall have received an original Assignment and Assumption Agreement executed by the Assignee wherein the Assignee shall assume the obligations of Tenant under this Lease for the benefit of Landlord or an original duplicate sublease which shall be subject to the terms of this Lease.

      21. MORTGAGING OF LEASEHOLD ESTATE. In the event that Tenant shall mortgage its leasehold estate and the mortgagees or holders of the indebtedness secured by the leasehold mortgage or trust deed shall notify Landlord in the manner hereinafter provided for the giving of notice, of the execution of such mortgage or trust deed and name the place for service of notice upon such mortgagee, or holder of indebtedness, then in such event, Landlord hereby agrees for the benefit of such mortgagees or holders of indebtedness from time to time:

     (a) That Landlord will give to any such mortgagee or holder of indebtedness simultaneously with service on Tenant, a duplicate of any and all notices or demands given by Landlord to Tenant from time to time. Such notices shall be given in the manner and be subject to the provisions of the notice provisions of this Lease.

      (b) That such mortgagee or holder of indebtedness shall have the privilege of performing any of Tenant's covenants hereunder or of curing any default of Tenant hereunder or of exercising any election, option or privilege conferred upon Tenant by the terms of this Lease.

      (c) That Landlord shall not terminate this Lease or Tenant's right of possession for any default of Tenant, if, within the period of time within which Tenant might cure said default under the provisions of this Lease, such mortgagee or holder of indebtedness commences to eliminate the cause of such default and proceeds therewith diligently and with reasonable dispatch as provided.

      (d) That, except for the rights to terminate contained in this Lease, no right, privilege or option to cancel or terminate this Lease, available to Tenant, shall be deemed to have exercised effectively unless joined in by any such mortgagee or holder of the indebtedness.

      (e) That no liability for the payment of rental or the performance of any of Tenant's covenants and agreements hereunder shall attach to or be imposed upon any mortgagee, trustee under any trust deed or holder of any indebtedness secured by any mortgage or trust deed upon the leasehold estate, unless such mortgagee, trustee, or holder of indebtedness forecloses its interest and becomes the Tenant hereunder.

     22.  DEFAULT PROVISIONS

A. Tenant's Default.

      (a) If any one or more of the following events (herein sometimes called "Events of Default") shall happen:

      (1) if default shall be made in the due and punctual payment of the rent reserved under this Lease when and as the same shall become due and payable which default continues for a period of ten (10) days after receipt of written notice thereof from Landlord to Tenant; or

      (2) if default shall be made by Tenant in the performance of or compliance with any of the covenants, agreements, terms or provisions contained in this Lease, other than those referred to in the foregoing paragraph (a)(1), and such default shall continue for a period of thirty (30) days after written notice thereof from Landlord to Tenant, except that in connection with a default not curable with due diligence within thirty (30) days, the time of Tenant within which to cure the same shall be extended for such time as may be necessary to cure the same with all due diligence, provided Tenant commences promptly and proceeds diligently to cure the same and further provided that such period of time shall not be so extended as to subject Landlord to any criminal liability; or

      (3) if Tenant shall file a voluntary petition in bankruptcy or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties or of the Demised Premises or any interest of Tenant therein; or

      (4) if within thirty (30) days after the commencement of any proceeding against Tenant seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other law, such proceeding shall not have been dismissed;

      (5)   if the Demised Premises shall be abandoned by Tenant;
or

      (6)   if  an  Event  of Default occurs under  the  Gasoline
Service Station Lease or the Truck Ex Lease;

then and in any such event Landlord at any time thereafter during the continuance of such Events of Default, may give written notice to Tenant that this Lease and the Term hereby demised and all rights of Tenant under this Lease shall expire and terminate, subject to prorations and continuing obligations as herein provided.

      (b) Upon any such expiration or termination of this Lease, Tenant shall quit and peacefully surrender the Demised Premises to Landlord, and Landlord, upon or at any time after any such expiration or termination, may without further notice, enter upon and re-enter the Demised Premises and possess and repossess itself thereof, by summary proceedings, ejectment or otherwise, and may dispossess Tenant and remove Tenant and all other persons and property from the Demised Premises and may have, hold and enjoy the Demised Premises and the right to receive all rental income of and from the same. Any improvements on the Demised Premise, (except for Tenant's personal property and trade fixtures), shall become the sole property of Landlord. Re-entry and removal may be accomplished by summary dispossess proceedings, by any suitable action or proceeding at law, by force, or otherwise. Landlord shall be entitled to the benefits of all provisions of law respecting the speedy recovery of lands and tenements and may maintain proceedings in forcible entry and detainer. Tenant waives any right to the service of any notice of Landlord's intention to re-enter provided pursuant to any present or future law. Landlord shall not be liable in connection with any action it takes pursuant to this paragraph. Notwithstanding any termination; any expiration of Tenant's right, title and interest pursuant to this Lease, or any re-entry, repossession, dispossession, taking of possession or removal, Tenant's liability under all of the provisions of this Lease shall continue as herein provided.

      (c) At any time or from time to time after such expiration or termination, Landlord may relet the Demised Premises or any part thereof, in the name of Landlord or otherwise, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the Term of this Lease) and on such conditions (which may include concessions or free rent) as Landlord, in its uncontrolled discretion, may determine and may collect and receive the rents therefor. Notwithstanding the termination or expiration of Tenant's right, title and interest under this Lease, entry, repossession, dispossession or removal, Tenant shall be liable to Landlord each month (and shall pay within ten days after a bill therefor is submitted by Landlord) for the difference between: (x) all rent and other amounts payable under the Lease; expenses incurred by landlord in securing, protecting and re-entering the Demised
Premises and taking possession thereof, in performing any of Tenant's obligations, in maintaining and repairing the Demised Premises, whether for re-letting or otherwise, and in re-letting the Demised Premises; and (y) the net proceeds of any re-letting. However, Landlord shall not be obligated to re-let the Demised Premises.

      (d) Landlord and Tenant, so far as permitted by law, waive and will waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of said premises, or any claim of injury or damage.
      (e) No failure by Landlord to insist upon the strict performance of any covenant, agreement, term or condition of this Lease or to exercise any right or remedy consequent upon a breach thereof, and no acceptance of full or partial rent during the continuance of any such breach, shall constitute a waiver of any such breach or of such covenant, agreement, term or condition. No covenant, agreement, term or condition of this Lease to be performed or complied with by Tenant, and no breach thereof, shall be waived, altered or modified except by a written instrument executed by Landlord. No waiver of any breach shall affect or alter this Lease, but each and every covenant, agreement, term and condition of this Lease shall continue in full force and effect with respect to any other then existing or subsequent breach thereof.

      (f) A charge equivalent to two percent (2%) per month of the payment amount will be due for any rent not received within ten (10) days of the due date (first day of the month) as specified in this Lease.

      (g) In addition to any other rights set forth above, Landlord shall have the right to cure Tenant's failure to perform any obligations set forth in the Lease, which failure remains uncured beyond any applicable cure period. Any amounts expended by Landlord shall be reimbursed to Landlord by Tenant, with interest thereon from the date of the bill at the rate of 5% above the prime or base rate of First National Bank of Maryland, N.A. The failure of this Lease to provide an explicit listing of all remedies shall not limit either party's right to exercise any or all remedies available at law or equity. The prevailing party shall be responsible for all legal fees and expenses incurred by the other in the event Landlord or Tenant exercises one or more of the remedies set forth in this Section 22.

B. Landlord's Default.

      The parties acknowledge and agree that Tenant is entering into this Lease with the expectation and upon the condition that the Truck Ex Lease and Gasoline Station Lease will be valid, binding and effective according to their respective terms, so that Tenant will be able to use, possess and enjoy the property and premises subject thereto and the premises demised hereunder as a single economic enterprise. Landlord acknowledges and agrees that the landlords under the Truck Ex Lease and Gasoline Station Lease are affiliated with and related to Landlord, that such leases shall be construed consistently with terms and provisions hereof, and that a default by the landlord under either such lease shall be considered a default hereunder. In addition to and not exclusive of any right or remedy conferred pursuant to this Lease or at law or in equity, the parties agree that Tenant may terminate this Lease and the Truck Ex Lease and Gasoline Station Lease in the event of any material breach or default by Landlord of this Lease, or any material breach by the landlord under either the Truck Ex Lease or Gasoline Station Lease, in either case in which such breach or default remains uncured for a period of thirty (30) days from the date of written notice to Landlord, except that in connection with a default not curable with due diligence within thirty (30) days, the time of Landlord within which to cure the same shall be extended for such time as may be necessary to cure the same with all due diligence, provided Landlord commences promptly and proceeds diligently to cure the same.

     23. RIGHT OF SET-OFF. Landlord acknowledges that Tenant is relying upon the covenants, representations and warranties of the Landlord hereinbefore set forth and that matters so represented and warranted are material ones. Such covenants, representations, and warranties shall not be affected or impaired by any investigation made by Tenant. The breach or failure of any such covenants, representations or warranties shall constitute a default by the Landlord hereunder. Landlord agrees that if Landlord does not cure any such default within thirty
(30) days after receipt of written notice from Tenant, (or if the default cannot be cured within thirty (30) days, if Landlord within such period commences such cure and thereafter be diligently prosecuting such cure) Tenant shall have the right to deduct its costs to cure said defaults from any rent reserved hereunder or any other sum payable by Tenant to Landlord pursuant to this Lease, (including any sums required to be paid by Tenant in connection with the transactions described in Section 29 below). These remedies are in addition to all other remedies Tenant may have in law or equity.

      Tenant agrees that if it is determined that Tenant has improperly set-off hereunder, Tenant shall be liable to Landlord for all resulting damages, including, but not limited to interest on the improper set-off at the rate of fifteen percent (15%) per annum. 24. SUCCESSORS AND ASSIGNS. The covenants and agreements contained in this Lease inure to the benefit of and are binding upon the parties hereto, their permitted successors and assigns.

      25. MEMORANDUM. This Lease shall not be filed for public record by any party hereto, but at Tenant's election, Landlord and Tenant shall execute and acknowledge a memorandum or short form lease for recording setting forth the parties, a description of the Demised Premises, the Term of the Lease, options for extension of the Term, options to purchase, if any, a description of the restrictive covenant set forth in Section 6 hereof, and any other provision hereof, the inclusion of which shall be mutually agreed upon by Landlord and Tenant. Tenant shall pay all costs and expenses of recording such memorandum.

      26. TENANT'S SIGNS. Tenant shall have the right to erect and maintain its usual and customary signs on the premises, provided the same shall conform in every way with the rules and regulations of the building department having jurisdiction and with any law or ordinance of the state, county, and/or municipality.

      27. CONTINUING OPERATION. Tenant covenants to conduct its business so as to prevent the termination or suspension by lapse of time, non-use or otherwise, of any of the permits, licenses, rights, privileges (including without limitation any specially permitted uses or non-conforming zoning uses) in existence as of the date Tenant takes possession of the Demised Premises.

      28. TRADE FIXTURES, MACHINERY AND EQUIPMENT. Landlord agrees that all trade fixtures, machinery, equipment, furniture or other personal property installed on the Demised Premises by Tenant, shall remain the property of Tenant and may be removed by Tenant at any time and from time to time during the term of this Lease without notice to Landlord. The Tenant agrees to repair any damage to the Demised Premises caused by the removal of Tenant's trade fixtures, machinery and equipment.

     29. TRANSACTIONS AT THE END OF THE TERM. At the end of the term, Landlord and Tenant agree to consummate one (1) of the transactions set forth in subparagraphs (1), (2) or (3) below:

     (1) SALE OF DEMISED PREMISES BY THE PARTIES. Not less than six (6) months prior to the commencement of the last year of the original term of this Lease, Landlord and Tenant shall endeavor to agree on a sale price, (the "Target Price"), for which the Demised Premises, and all of Landlord and Tenant's property located on or used in connection therewith, shall be advertised and sold, which price shall not be less than the sum of each party's investment at cost in the Demised Premises and the personal property, fixtures, equipment and machinery located thereon, (exclusive of the rent paid by Tenant to Landlord hereunder), as shown on the books and records of Landlord and Tenant (as computed for tax purposes). Should the parties agree in writing to a Target Price, the Demised Premises and the assets and properties owned by the parties and located thereon, shall be advertised for sale for a period not exceeding one (1) year. From the net proceeds of any such sale (after payment of all charges or expenses attributable thereto), Landlord and Tenant shall each be paid an amount equal to their respective investment in the assets so transferred as of the original date stated for expiration of this Lease. Any excess thereafter remaining shall be shared equally by the parties. If parties fail to agree on a Target Price, or having agreed, the Demised Premises does not sell (or a contract for such sale is not entered into) for a price equal to or greater than the Target Price within such period, the parties agree to consummate one of the transactions set forth in subparagraphs (2) or (3) below. Should the parties agree on a Target Price and proceed with the advertisement and sale of the Demised Premises, Tenant's use, possession and enjoyment of the Demised Premises shall continue upon all of the terms and conditions of this Lease and upon payment of the rent reserved herein. If the Demised Premises is transferred pursuant to this subparagraph, this Lease shall terminate on the completion of such transfer.

     (2) EXTENSION OF LEASE. In the event the parties for any reason fail to consummate a sale of the Demised Premises pursuant to subparagraph (1) above, Tenant shall have the option of renewing this Lease for a period of ten (10) years upon the same terms and conditions as set forth herein, at a rent to be specified by Landlord by written notice served not less than sixty (60) days prior to the expiration of the original term.

     (3) LANDLORD'S OPTION TO PUT DEMISED PREMISES. In the event that the Demised Premises are not sold pursuant to subparagraph (1) above and Tenant does not elect to renew the term of the Lease as provided in subparagraph (2) above, Landlord shall, by written notice, require that Tenant either:

                (i)  purchase the Demised Premises, together with
          all of Landlord's personal property, furniture, fixtures, machinery, equipment or other property located on the Demised Premises or used in connection with the Truckstop Facility, for a sum equal to Four Million Seven Hundred Thousand Dollars ($4,700,000.00); or

                (ii) surrender possession of the premises and effect termination of this lease and all of Tenant's rights hereunder, upon a date sixty (60) days from the date of such notice, in which event, Landlord agrees to pay to Tenant the sum of One Million Five Hundred Thousand Dollars ($1,500,000.00) on or before such date;

     provided that if Landlord selects option (ii), Tenant may thereupon notify Landlord in writing that Tenant desires that Landlord exercise option (i) above, in which event Tenant's notification shall supersede Landlord's election, and the parties shall consummate the transactions set forth in (i) above. Landlord and Tenant shall have the right, in addition to all other available remedies, to obtain specific performance of this subparagraph (3).

     (4) Until such time as one of the transactions set forth in subparagraphs (1) through (3) are consummated, this Lease and Tenant's rights to use, possess and enjoy the same shall continue upon all of its terms and conditions, except that rent shall accrue hereunder at the annual rate of four hundred seventy thousand dollars ($470,000), to be paid in equal monthly installments, for any period beyond the primary term of this Lease. If the Demised Premises and the personal property, furniture, fixtures, machinery, equipment or other property subject to this Lease are transferred pursuant to this Section as herein provided, this Lease shall terminate on the completion of such transfer.
     30.  TITLE DOCUMENTS; ETC.

      (a) In the event Tenant purchases the Demised Premises pursuant to Section 29 above, Landlord shall convey good, marketable and indefeasible title in fee simple to said real estate by good and sufficient special warranty deed, with release of dower, homestead, curtesy, if any, and free from all liens, encumbrances, easements and restrictions or other matters affecting title, except for the Permitted Exceptions set forth in Schedule C attached hereto, and except such other easements or rights of way which may be recorded subsequent to the date of this Lease with Tenant's prior written consent. Landlord's personal property, furniture, fixtures, machinery, equipment or other property located on the Demised Premises or used in connection with the Truckstop Facility, including specifically the assets and properties located on or in use at said premises as of August 1, 1995, shall be conveyed to Tenant "as is", without any express or implied warranty, except for title thereto by general warranty bill of sale.

      (b) The closing of the transaction shall take place within ninety (90) days after the notice referred to in Section 29 above, or at such other time as Tenant and Landlord shall mutually agree. The closing shall take place in Baltimore, Maryland, or at such other place as Tenant and Landlord may mutually agree upon. If said thirtieth day falls on a Saturday, Sunday or Holiday, then the closing shall be the first business day immediately following.

      (c) The risk of loss or damage to the Demised Premises by fire or other casualty, or by taking eminent domain, after exercise of this option by Tenant, until delivery of the deed shall be assumed by Landlord, and upon the happening of such event, Tenant shall have the election of terminating this option or the contract resulting from the exercise of this option, without further liability, in which event any money paid by Tenant shall be returned, or if completing the purchase and receiving the insurance monies, collectible for such loss or damage, or the award for such taking by eminent domain.

      (d) The expenses of closing, including transfer and sales taxes attributable to such sale and transfer, shall be shared equally by Landlord and Tenant.

      (e) In the event Tenant is unable, after commercially reasonable efforts, to obtain conventional mortgage financing to purchase the Demised Premises solely by reason of environmental conditions at the Demised Premises, substantially all of which existed as of the Commencement Date or substantially all of which are attributable to releases, spills, leaks, discharges or incidents which occurred prior to such date, Tenant may elect that the purchase price for the Demised Premises shall be paid by means of a purchase money note and mortgage in such amount, substantially in the form annexed hereto as Exhibit "F", which Tenant shall execute and deliver at Closing. The parties agree that such pre-existing environmental conditions shall not be deemed a default or otherwise create a breach thereunder.

     31. NOTICES. All notices to the parties shall be addressed to them at the respective addresses contained herein, or to such other address, of which either of them shall notify the other in the manner herein stated for giving notice. The notice must be given by telecopier and either registered mail, return receipt requested, or by certified mail, return receipt requested. If registered mail is used, the service of the notice shall be deemed complete upon the registration thereof with the postal authorities, and if certified mail, return receipt requested is used, the due mailing thereof shall be considered completed service.

      32. WAIVER. The failure of either of the parties to insist in any one or more instance upon a strict performance of any of the covenants of this Lease, or to exercise any option herein contained, shall not be construed as a waiver or relinquishment in the future of the performance of such covenant, or the right to exercise such option, but the same shall continue and remain in full force and effect.

      33. ESTOPPEL CERTIFICATES. Each party agrees that from time to time and upon not less than ten (10) days prior written request from the other party to execute, acknowledge and deliver to such other party a statement in writing certifying that this Lease is unmodified and in full force and effect (or if there have been modifications that the same is in full force and effect as modified and stating the modifications), that such other party is not in default hereunder and the dates to which the rent and other charges have been paid in advance, if any, it being intended that any such statement delivered pursuant to this Article may be relied upon by prospective purchasers and assignees of the each of the respective parties.

      34. LANDLORD'S CONSENT. If at any time during the term of this Lease or any renewal thereof, Landlord is requested to give its consent and Landlord unreasonable delays in granting its consent or determines to withhold such consent, in addition to any other right Tenant may have under this Lease, Tenant shall be entitled to commence an equitable action to compel Landlord to give such consent. Landlord shall be liable for any loss, liability, damage or expense, including attorneys' fees that Tenant may suffer or incur as a result of Landlord's unreasonable delay in granting such consent or in the event a court subsequently determines that such consent was unreasonably withheld, or as a result of or in connection with Tenant's action to compel Landlord to give its consent as herein provided.

      35. SEVERABILITY. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extend, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

      36. REMEDIES CUMULATIVE. All the rights and remedies herein provided by reason of a default of either of the parties and all other rights and remedies allowed at law or in equity, are hereby reserved to each of the parties as distinct, separate and cumulative remedies, and no one of them shall be deemed to be in exclusion of any of the others.

      37. SUPERIOR INSTRUMENTS. Except as provided herein, this Lease is subject to each mortgage or deed of trust listed as a "Permitted Exception" on Exhibit "C" hereto. Without in any way modifying Tenant's rights or Landlord's obligation under any other provision of this lease, if the lien of any mortgage, deed of trust, security indenture or lease is superior to this lease, (hereinafter collectively called "Superior Instruments"), Landlord agrees to furnish to Tenant, prior to the Commencement Date, a recordable agreement, to be executed and acknowledged by Tenant and the holder or lessor of each Superior Instrument (hereinafter called "Holder"), which agreement shall have been executed and acknowledged by Holder, providing as follows:

     A.   Holder hereby consents to and approves the Lease.

     B. Holder agrees that so long as the Lease shall be in full force and effect and Tenant is in full compliance therewith:

                (i) Tenant shall not be named or joined as a party defendant or otherwise in any suit, action, or proceeding for the enforcement or foreclosure of such Superior Instrument;

                (ii) The possession by Tenant of the premises and Tenant's rights thereto shall not be disturbed, affected, or impaired by, nor will the Lease or the term thereof be terminated or otherwise affected by any suit, action, or proceeding upon or related to any such Superior Instrument;

                 (iii) All condemnation awards and insurance proceeds paid or payable with respect to the Premises and received by Holder shall be applied and paid in the manner set forth in the Lease.

     C. Holder hereby acknowledges and agrees that all fixtures and equipment of Tenant installed in or on the Premises, regardless of the manner or mode of attachment, shall be and remain the property of Tenant and may be removed by Tenant any time in accordance with the applicable provisions of the Lease. In no event (including a default under the Lease or Mortgage) shall Holder have any liens, rights, or claims in Tenant's fixtures and equipment; whether or not all or any part thereof shall be deemed fixtures; and Holder expressly waives all rights of levy, distraint, or execution with respect to such fixtures and equipment.

     D. If Holder shall become the owner of the Premises by reason of foreclosure of any Superior Instrument or otherwise, or if the Premises shall be sold as a result of any action or proceeding to foreclose a Superior Instrument or by a deed given in lieu of foreclosure, such purchaser shall take title to the Demised Premises subject to this Lease, and all of its terms and conditions set forth herein. Holder agrees that any sale of the Demises Premises shall be expressly subject to the terms of this Lease and the tenancy created hereby, and further, that in the event of any such sale or transfer this Lease shall continue in full force and effect, subject to all of its terms and conditions, (including the rights and obligations set forth in Section 29 hereof), without necessity for executing any new instrument or lease.

     E. In the event Tenant purchases the Demised Premises pursuant to Section 29 of this Lease, Holder agrees to release all right, title and interest in and to the Demised Premises, including the lien created by such Superior instrument, upon payment to Holder of the purchase price for the Demised Premises as therein specified, (or an amount sufficient to pay and discharge such Superior Instrument, if less than the purchase price).

     F.    This Agreement shall bind and inure to the benefit  of
     and   be  enforceable  by  the  parties  hereto  and   their
     respective heirs, personal representatives, successors, and assigns.

     G. This agreement contains the entire agreement between parties and cannot be changed, modified, waived, or canceled except by an agreement in writing executed by the party against whom enforcement of such modification, change, waiver, or cancellation is sought.

     H. This Agreement and the covenants herein contained are intended to run with and bind all lands affected thereby.

      38. HOLDING OVER. Unless otherwise agreed, in the event Tenant continues to occupy the Demised Premises after the last day of the term or any extension or renewal hereof, and the Landlord elects to accept rent thereafter, a tenancy from month to month only shall be created and not for any longer period. Rent shall otherwise accrue at a rate equal to 150% of the monthly rent in effect as of the last day of the term.

     39. RIGHT OF FIRST REFUSAL. Provided Tenant is not then in default, throughout the term and any extension of this lease, Tenant shall have and Landlord hereby grants to Tenant a right of first refusal, whereby in the event Landlord receives a bona fide offer to purchase the Demised Premises or to lease the same for a term which commences at or after the Commencement Date, and Landlord desires to accept the same, Tenant shall first have the right, upon fifteen (15) days written notice from Landlord of the terms and conditions of any such offer, to purchase or lease the Demised Premises, as the case may be, for and upon the same terms thereof. Should Tenant desire to purchase or lease the premises upon such terms and conditions, Tenant shall serve written notice of exercise of this right of first refusal upon Landlord not later than fifteen (15) days after receipt of notice of such bona fide offer from Landlord. In the event Tenant fails to exercise such right of first refusal within such period, said right shall automatically terminate and expire, and Landlord shall be free to sell, assign, transfer or lease the premises free from the restrictions hereof. Notwithstanding the foregoing, Landlord agrees that any sale, transfer, lease or assignment of the Demised Premises shall be subject in all respects to this Lease, and all terms, provisions, conditions and obligations set forth herein. In the event of any such sale, Landlord shall remain primarily liable for the performance of the obligations and covenants on the part of Landlord to be performed pursuant to this Lease.

     40.  MISCELLANEOUS.

      a. Attornment. It is expressly understood and agreed that Tenant does and hereby takes the premises free from and superior to all leases, tenancies or possessory interests, and that this lease shall be and hereby is contingent upon the attornment by any such persons to Tenant as Sublandlord thereof.

      b. Venue. Tenant hereby waives any objection to the venue of any action filed by Landlord against Tenant in any state or federal court in the jurisdiction in which the Building is located, and Tenant further waives any right, claim or power, under the doctrine of forum non conveniens or otherwise, to transfer any such action filed by Landlord to any other court.

      c. Corporate Authority. If Tenant is a corporation, concurrently with the signing of this Lease, Tenant shall furnish to Landlord certified copies of the resolutions of its Board of Directors (or of the executive committee of its Board of Directors) authorizing Tenant to enter into this Lease; and it shall furnish to Landlord evidence (reasonably satisfactory to Landlord and its counsel) that Tenant is a duly organized corporation in good standing under the laws of the jurisdiction of its incorporation, is qualified to do business in good standing in the jurisdiction in which the Building is located, has the power and authority to enter into this Lease, and that all corporate action requisite to authorize Tenant to enter into this Lease has been duly taken.

      d.   Time of the Essence.     Time is of the essence in the
performance of all obligations under this Lease.

       e. Invalidity and Reduction of Charges. If any provision of this Lease shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not be affected thereby and the remainder of this Lease shall not be affected by such holding and shall be fully valid and enforceable. In the event any late charge, interest rate or other payment provided herein exceeds the maximum applicable charge legally allowed, such late charge, interest rate or other payment shall be reduced to the maximum legal charge, rate or amount.

       f.    Captions.   The  captions  in  this  Lease  are  for
convenience only and shall not affect the interpretation of the provisions hereof.

      g.   No Partnership. This Lease is not intended to create a
partnership,  joint venture or other agency relationship  between
Landlord   and   Tenant  in  the  conduct  of  their   respective
businesses.

      h. Counterparts. This Lease may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

       i.     Authority.   If  either  party  is  a  corporation,
partnership or other legal entity, the individual who executes and delivers this Lease on behalf of such party represents and warrants that he or she is duly authorized to do so.

     j. No offer. The submission of an unsigned counterpart of this Lease to Tenant shall not constitute an offer or option to lease the Leased Premises. This shall become effective and binding only upon the execution and delivery by Landlord and Tenant.

     k. Enforceability. Each party represents to the other that this agreement, when fully executed by and between the parties, shall be binding and enforceable on such party according to its terms.

      41. NO BROKER. The parties each represent and agree that no act or agreement on the part of either has given or will give rise to any valid claim against the other for a brokerage commission, finder's fee or other like payment with respect to the transactions contemplated by this agreement, it being expressly agreed that each party shall pay and discharge its own contractual liability with respect thereto, and that neither shall not assume any such liability incurred by the other.

      42. ENTIRE AGREEMENT. This Lease contains the entire agreement between the parties, and any agreement hereafter made shall not operate to change, modify or discharge this Lease in whole or in part unless such agreement is in writing and signed by the Landlord and Tenant.

      IN WITNESS WHEREOF, the parties have executed this Lease as of the day any year first above written.

                         BALTIMORE PORT TRUCK PLAZA
                         LIMITED PARTNERSHIP,
                                                  Landlord

                         BY:                    , General Partner
                         TRAVEL PORTS OF AMERICA, INC., TENANT


                         By:
                         Title:


                           EXHIBIT A
                  DESCRIPTION OF REAL PROPERTY

               (ATTACH LEGAL DESCRIPTION AND MAP)

                           EXHIBIT B
                  SCHEDULE OF EXCLUDED ASSETS


                           EXHIBIT C
                SCHEDULE OF PERMITTED EXCEPTIONS


                           EXHIBIT D
                   ENVIRONMENTAL ACTION PLAN


                           EXHIBIT E
                 SCHEDULE OF ASSUMED CONTRACTS






                             LEASE

                         BY AND BETWEEN

                        Truck Ex, Inc.,
             A Maryland Corporation with Principal
                 Offices at 601 S. Bond Street,
                 Baltimore, Maryland, Landlord,

                              and

                Travel Ports of America, Inc.,
        a New York Corporation with Principal Offices at
                  3495 Winton Place, Bldg. C,
                  Rochester, New York, Tenant.

                           PREMISES:
        Baltimore Port Truck Plaza, Baltimore, Maryland


                          ANNUAL RENT:
                           $22,500.00

                             TERM:

                            7 Years

               FIRST (1ST) LEASE YEAR COMMENCING ON
                  THE      DAY OF MARCH, 1996.




Draft: 2/16/96
                        LEASE AGREEMENT

     This Lease, executed this       day of February, 1996 by and
between Truck Ex, Inc., a Maryland corporation with offices at 601 S. Bond Street, Baltimore, Maryland, (herein "Landlord"), and Travel Ports of America, Inc., a New York corporation with principal offices at 3495 Winton Place, Bldg C., Rochester, New York 14623, (herein "Tenant").

      1. PREMISES. Landlord, for and in consideration of the rents, covenants and agreements hereinafter reserved and contained on the part of Tenant, its successors and assigns, to be paid, kept and performed, does hereby demise and lease to Tenant, and Tenant does hereby take and hire from Landlord, a parcel of land constituting 1.5 acres of land, more or less, contiguous to and adjoining the Baltimore Port Truck Plaza, located at 5502 O'Donnell Street, in the City of Baltimore, Maryland, and more particularly described on Exhibit A attached hereto, together with all of Landlord's easements, rights and appurtenances thereto, all buildings and improvements located thereon, (said premises are collectively referred to herein as the "Demised Premises"), but Tenant shall not be obligated to lease less than all of the above.

      The parties agree that the covenants and obligations on the part of Tenant to be performed hereunder are subject to and conditioned upon Tenant's continued right and privilege of ingress and egress to the Demised Premises, substantially in the same manner and substantially to the same extent as presently enjoyed by Landlord of the Demised Premises as of the date of this Lease.
      2. TERM. The primary term of this lease shall commence on March 1, 1996, or the date possession of the Demised Premises is delivered to Tenant, if later, (herein the "Commencement Date"). The term so commenced shall continue until the expiration of seven (7) years from the first day of the first calendar month next succeeding the Commencement Date. When the term hereof is ascertained and specifically fixed, the parties agree to execute a memorandum, suitable for recording, at Tenant's option and expense, which shall specify the Commencement Date, and the date fixed for expiration of this Lease. Notwithstanding the foregoing, if Landlord is unable to deliver possession of the Demised Premises as herein provided on or before March 1, 1996, for reasons beyond its control and after commercially reasonably efforts, or if possession of the premises at 5502 O'Donnell Street, more commonly known as Baltimore Port Travel Plaza Mobil Gasoline Station, pursuant to a certain lease of even date with Travel Plaza I, Inc., (herein the "Gasoline Station Lease"), and the premises adjoining the Demised Premises, more particularly described in a certain lease with Baltimore Port Truck Plaza Limited Partnership pursuant to a certain lease of even date, (herein the "Truckstop Lease"), has not been delivered to Tenant on or before such date, then either party may, at its option, terminate this Lease. Any such termination shall be without further liability of either party to the other, except that in the event of such termination by Landlord, Landlord agrees to pay to Tenant its reasonable costs of inspection, investigation and due diligence regarding the environmental condition of the Demised Premises and the premises subject to the Gasoline Station Lease and the Truckstop Lease. Notwithstanding the foregoing, Tenant's right to reimbursement under this Lease shall not exceed the sum of Thirty-Two Thousand Dollars ($32,000.00), less the sum actually received by Tenant for reimbursement for such activities under the Gasoline Station Lease and the Truckstop Lease.

     3. RENT. Tenant's liability for rent shall commence on the Commencement Date. Tenant covenants and agrees to pay to Landlord as and for annual rent for the Demised Premises the sum of Twenty-Two Thousand Five Hundred Dollars ($22,500.00), payable in equal monthly installments of One Thousand Eight Hundred Seventy-Five Dollars ($1,875.00). Rent shall be paid in advance on the first day of each month. In the event of any partial month, or in the event this lease shall terminate on other than the last day of the month, the rental for any such month shall be prorated on the basis of the number of days of such month in which Tenant leases the Demised Premises pursuant to this Lease. Tenant covenants and agrees to pay the rent herein prescribed to Landlord at landlord's address set forth above or at such other place as Landlord may from time to time specify by notice given pursuant to this Lease.

     4.  TAXES.
      (a) Landlord shall be responsible for all taxes, special taxes, penalties and interest and all assessments then a lien, both current and reassessed, and whether due or to become due, through the Commencement Date. Any such taxes paid by Landlord for periods including the Term of this Lease, shall be prorated and paid by Tenant as of the Commencement Date.

     (b) Tenant shall promptly pay, as additional rent hereunder, any and all real and personal property taxes levied and assessed upon or against the Demised Premises during or with respect to the term or any extension or renewal of this Lease, together with any sales taxes attributable to or assessed upon the rent payments herein. Tenant shall pay such taxes when due and simultaneously provide Landlord with proof of payment of the same. Except in the event of the purchase of the Demised Premises by Tenant, pursuant to Section 29 below or otherwise, any such taxes paid by Tenant for periods beyond the expiration of the term of this Lease, shall be prorated and paid by Landlord as of the date of such expiration.

      (c) Tenant shall have the right, in its own name and/or in the name of the Landlord at Tenant's sole cost and expense, provided Landlord shall not be subject to any civil or criminal liability therefor, to make and prosecute applications for abatement of taxes and/or appeal for correction of assessment, and Landlord agrees to cooperate reasonably with Tenant in this regard. Landlord agrees to sign all necessary instruments in connection with such application or appeal. Landlord shall not settle any such application or appeal without Tenant's prior written approval.

     (d) Notwithstanding anything to the contrary herein, Tenant shall not be obligated to pay any part of any franchise, excise, estate, inheritance, income, or similar tax which is or may become payable upon or with respect to the income or profits of Landlord by reason of any law now in force or hereafter enacted. With regard to betterments and special assessments attributable to and levied or assessed against the Demised Premises, Landlord and Tenant agree that the same shall be paid for over the maximum period allowed by law and the Tenant shall be obligated to pay only those installments which fall due during the term of this Lease, as it may be extended or renewed, (subject to prorations). Landlord agrees to give Tenant prompt notice of any special assessment proceedings to allow Tenant to oppose such assessments or participate in such proceedings, and Tenant may, at Tenant's sole cost and expense, in its own name or the name of Landlord contest any such proceeding or object to the inclusion of the Demised Premises in an improvement or special district. Landlord covenants and agrees that it will not consent to or apply on its own behalf for the Demised Premises to be included in an improvement or special district or subject the Demised Premises to a user fee for any utilities or other service without the prior written consent of Tenant, which consent shall not be unreasonably withheld.

      5. UTILITIES. Tenant shall be responsible for and shall pay all utilities used by the Tenant during the term hereof, whether the same be billed to the Tenant directly by the utility furnishing same or as additional rent as Tenant's share billed by Landlord.

      6. USE. Tenant shall have the right to use and/or occupy the Demised Premises as a Truckstop Facility, or for any other lawful use. As used herein, the term "Truckstop Facility" shall include the operation of a restaurant, motel, fuel service station, merchandise store, repair garage, and parking for trucks and motor vehicles, either alone or in any combination, with the right to sell, store and dispense gasoline, kerosene, diesel fuel, motor oils or other petroleum products and, at Tenant's option, the right to sell alcoholic beverages. Landlord hereby covenants, warrants and represents that the use of the Demised Premises by Tenant as a Truckstop Facility will not conflict with or constitute a breach of or be a default under any indenture, mortgage, deed, commitment, lease, agreement or other instrument to which Landlord is bound or under any existing judgment, order or decree to which Landlord is a party or otherwise subject to. If at any time within six (6) months from the Commencement Date, except for default on the part of Tenant, Tenant's right to use the Demised Premises, or the premises subject to the Truckstop Lease, as a Truckstop Facility is legally prohibited, materially restricted, or terminated for any reason other than an act or omission of Tenant, Tenant shall notify Landlord in writing of such event, and Landlord shall use commercially reasonable efforts to attempt to restore Tenant's right to use the premises as provided above at Landlord's expense. Upon the failure of
Landlord  to  restore  Tenant's right  to  use  the  premises  as
provided  above,  Tenant may attempt to do so.   If  Landlord  is
unsuccessful in restoring Tenant's right to use the premises as provided above within one hundred twenty (120) days following the receipt of the notice from Tenant or if Tenant having elected to take such action on its own is unsuccessful, Tenant may terminate this lease on not less than ten (10) days written notice to Landlord.

      Notwithstanding the foregoing, upon expiration or earlier termination of the Gasoline Station Lease, and except in the event  Tenant purchases the premises subject thereto  or  in  the event of the default by Landlord thereunder which results in termination thereof, Tenant agrees that it shall not, without the prior written consent of Landlord, its successors and assigns, expand the use of the Demised Premises to the extent it is used as a gasoline service station as of the date of this Lease. For purposes of this paragraph, expansion of such use shall mean the construction or installation of additional gasoline distribution facilities at the Demised Premises beyond the extent to which such facilities are in existence at or are in operation on the Demised Premises as of the date of this Lease. The foregoing shall not be deemed to prevent or preclude Tenant, its successors or assigns, from repairing, replacing, or maintaining the facilities at or on the Demised Premises of the date of this Lease. The foregoing shall be deemed a covenant running with the land, and shall bind Tenant, its successors and assigns.

      7. ALTERATIONS. The Tenant may, at its own expense, make such alterations, improvements, additions, and changes to the Demised Premises as it may deem necessary or expedient in the operation of the Demised Premises, provided the Tenant, without the written consent of the Landlord, shall not tear down or materially demolish any of the improvements on the Demised Premises, or make any material change or alteration in such improvements which, when completed, would diminish the value of the Demised Premises.

      8. REPAIRS. The Demised Premises and the buildings and improvements thereon, both outside and inside, together with all fixtures and appurtenances belonging thereto, all appliances, machinery and equipment located in or used in connection with the Demised Premises, the storm and sanitary sewers, plumbing, electrical, heating, ventilating and air conditioning systems, underground storage tanks and associated piping (except for tanks and associated piping heretofore abandoned or taken out-of-service), fuel equipment, sidewalks, driveways, curbs, approaches, and parking lots, in, on or about the Demised Premises (hereinafter collectively called "Improvements") shall be kept in good order and repair by the Tenant at the Tenant's sole cost and expense, ordinary wear, tear and obsolescence excepted. The Tenant shall make all repairs and replacements, ordinary as well as extraordinary, foreseen and unforeseen, structural or otherwise, which may be necessary or required so that the Demised Premises and the Improvements shall remain in good and operable condition, ordinary wear, tear and obsolescence only excepted.

     9.  SURRENDER

      Tenant shall on the expiration or the sooner termination of the Term surrender to Landlord the Demised Premises, including all buildings, replacements, changes, additions and improvements, broom-clean and in the same condition as existed as of the Commencement Date of this Lease, ordinary wear, tear and obsolescence excepted, subject to the provisions of Section 29. If Tenant fails to remove any of its personal property, fixtures, machinery and equipment at such expiration or other termination of this Lease within ten (10) days from written notice from Landlord, the same shall be deemed abandoned by the Tenant in which event such property or any part thereof shall become the property of the Landlord without any payment or offset therefor, provided Tenant shall reimburse Landlord for Landlord's reasonable costs associated with removal thereof. The Tenant shall repair and restore the Demised Premises and save the Landlord harmless from all damage to the Demised Premises caused by such removal of such property by Tenant. Landlord shall not be responsible for any loss or damage occurring to any property owned by Tenant or any subtenant. The provisions of this Article shall survive any termination of this Lease.



     10.  REPRESENTATIONS, WARRANTIES AND COVENANTS.

       A.   Representations  and  Warranties.   Landlord   hereby
represents and warrants to Tenant as follows:

      (i) Possession: Subject to paragraph 2 above, the Demised Premises shall be delivered by Landlord free of all tenancies, occupancies and other possessory rights as of and upon the Commencement Date, subject to the Permitted Exceptions set forth in Schedule D attached hereto.

      (ii) No Condemnation. There is no pending or, to the best knowledge of Landlord, threatened condemnation or similar proceeding affecting the Demised Premises or any portion thereof, nor does Landlord have knowledge that any such action is presently contemplated.

      (iii) Compliance with Laws. Except as provided in Section 12, to the best knowledge of Landlord, Landlord and Landlord's agents, tenants' and predecessors in interest have complied in all material respects with all applicable laws, ordinances, regulations, statutes, rules and restrictions pertaining to the Demised Premises and the operation of the Truckstop Facility thereon prior to the Commencement Date.

      (iv) Litigation. Except as provided in Section 12, there are no legal actions, suits or other legal or administrative proceedings, including condemnation cases, pending or, to the best knowledge of Landlord, threatened, against the Landlord or the Demised Premises, which involve, relate to or affect the operation of the Truckstop Facility thereon in a manner which has or may have material adverse effect on the Truckstop Facility as presently operated.

      (v)   Undisclosed  Liabilities.    Except  as  provided  in
Section 12, Landlord has no liabilities, whether or not accrued, absolute, contingent or otherwise, which could materially affect Tenant's possession and use of the Demised Premises as a Truckstop Facility as presently operated.

      (vi) Zoning. The Demised Premises is properly zoned for use as a Truckstop Facility with a parking lot. Landlord knows of no action or proceeding, pending or threatened, which will or may result in the modification or termination of such zoning. There is not now, nor will there be as of the Commencement Date, any material uncured violation of any zoning, building or similar law, ordinance or regulation.

      (vii)   No Special Assessments.  No portion of the  Demised
Premises is affected by any special assessment, whether or not constituting a lien thereon.

       (viii) Commitments to Governmental Authorities. No commitments have been made to any Governmental Authority, utility company, school board, assessing unit, or other organization, group or individual, relating to the Demised Premises, which would impose any obligation upon the Tenant or its successors or assigns to make any contribution or dedications of money or land, or to construct, install or maintain any improvements of a public or private nature on or off the Demised Premises. No Governmental Authority has imposed any requirement that any owner or tenant of the Demised Premises pay directly or indirectly any special fees or contributions or incur any expenses or obligations in connection with any operations on the Demised Premises or any part thereof.

      (ix) Available Sewer and Water Lines. There are in existence water and sewer lines and systems to the Demised Premises having adequate capacity for the transmission of water and the operation of sanitary and storm sewers to service the Demised Premises and the operation thereon of Truckstop Facility, as presently conducted, all of which are available without the payment of any fees, charges, or costs, (except for usual and customary usage charges) and without any obligation on Tenant to construct, install, or modify such systems, either on or off the Demised Premises.

      Except as otherwise provided herein, Landlord is not making
any   representations  or  warranties  regarding   the   physical
condition of the Demised Premises.

B.   LANDLORD'S  COVENANTS.   Landlord  covenants  to  Tenant  as
follows:

      (i) Covenant of Title. Landlord is well seized of and has good marketable and indefeasible title to the Demised Premises, including the personal property, fixtures, machinery and equipment subject to this lease, free and clear of all mortgages, liens, encumbrances, leases, tenancies, security interests, covenants, conditions, restrictions, rights-of-way, easements, judgments and other matters affecting title, except as disclosed in Schedule D attached hereto, Permitted Exceptions, and except for the Excluded Assets set forth on Schedule B attached hereto. Landlord warrants and will defend such title as herein described.

      (ii) Covenant of Quiet Enjoyment. Tenant, upon paying the rent and performing the other terms, provisions and covenants of this Lease, shall and may, at all times during the Term of this Lease, peaceably and quietly have, hold and enjoy the Demised Premises free of molestation or disturbance by the Landlord.

     (iii) Covenant Not To Compete. Provided this Lease has not been terminated, that Tenant is operating a Gasoline Station and Convenience Store thereon, that the Lease is in full force and effect, and that Tenant is not in default beyond any applicable grace period, Landlord covenants and agrees that any land (other than the Demised Premises) located within fifty (50) miles of the Demised Premises whether now or hereafter owned or leased by Landlord shall not, during the term of this Lease and any extensions thereof, be leased, used or occupied as a Gasoline Station and Convenience Store or for the sale, storage or dispensing of fuel for automobiles or trucks.

      (iv) Liens and Encumbrances. Except as expressly provided in the Permitted Exceptions, Landlord covenants and agrees not to suffer the Demised Premises at any time during the said term of this lease or any extension hereof to any lien, charge, or encumbrance superior to this Lease, and to indemnify and keep indemnified Tenant against all such liens, charges and encumbrances.

      Except as otherwise provided herein, Landlord is not making
any   representations  or  warranties  regarding   the   physical
condition of the Demised Premises.

      11. COMPLIANCE WITH LAW. Throughout the Term of this Lease, the Tenant shall, at its own cost and expense, promptly observe and comply with all laws, orders, regulations, rules, ordinances and requirements of the federal, state, county and local governments, and of each of them, and of any and all of its or their administrative departments, bureaus and officials, and of the local fire insurance rating organization, and of all insurance companies writing policies covering the premises or any part thereof, whether such laws, orders, regulations, rules or requirements relate to structural repairs, changes or alterations to or in and about the premises or any buildings or improvements thereon or to repairs, changes or alterations incident to or as the result of any use or occupation of the premises, or use of the adjacent sidewalks, and whether the same now are in force, or that may, at any time in the future, be enacted or directed. The Tenant shall pay all costs, expenses, claims, fines, penalties and damages that may in any manner arise out of or be imposed because of the failure of the Tenant to comply with these covenants, and shall hold Landlord harmless of and from all costs, expenses, damages, liabilities, and obligations arising from the failure of Tenant to comply with these laws. Notwithstanding anything to the contrary herein, the foregoing indemnity shall not apply to the extent caused by or contributed to by Landlord, (subject to the provisions of paragraph 12 below).

     12.  ENVIRONMENTAL MATTERS.

      (a)   Landlord and Tenant acknowledge that there have  been
substantial   tests,  investigations  and  evaluations   of   the
environmental condition and compliance of the Demised Premises, including, but not limited to, the following:

     1. Phase II Environmental Site Assessment by Southern Well and Recovery Corp., dated January, 1996

     2.  Petrotech Tank Tightness Tests, dated November 14, 1995

     3. Site Investigation Report, Baltimore Port Truck Plaza and Mobil Service Station, dated September, 1995, prepared by APEX Environmental Inc. for Travel Ports of America, Inc., and Addendum to Site Investigation Report:
     Underground Storage Tank Compliance Issues.

     4.   Tank  Test Information - Shirley Environmental Testing,
     Inc.

                Baltimore  Travel  Plaza  (Truckstop),  Job  Nos.
          111399 and  111398

          Mobil Station, Job Nos. 111400 and 111404

     Tank Test Results for Tanks and Line Leak Detectors

     Reports from Guardian Corrosion Control Corp., Test Results for STIP-3 Cathodic Protection Tank at Truckstop and Mobil
     Station.

     5.  Letter Report:  To Maryland Department of Environment
                         From: Environmental Technical Services
                                              Date:  October  27,
                         1994
                         Re:  Baltimore Travel Plaza (Mobil)
                              Closure Sampling Report

                              6.    Tank   Test  Results:     NDE
                              Environmental Corporation 11/1/93

     7.   Phase  II  Environmental Assessment of  Baltimore  Port
     Truck   Plaza,  dated  March  10,  1993,  prepared  by   EMG
     Environmental Management Group, Inc.

     8.   Land  Bank  Environmental  Investigation  Report,  5401
     O'Donnell  Street Cut-off at Interstate Avenue, prepared  by
     Quality  Environmental Solutions, Inc.  for  Exxon  Company,
     U.S.A., dated February, 1995.

The foregoing reports are collectively referred to herein as the "Environmental Audits".

      Notwithstanding anything to the contrary herein, Landlord agrees to assume responsibility for, and hold Tenant harmless from, all costs, expenses, damages, liabilities and obligations associated with the Base Line Data, as that term is defined herein, including the cost of investigation, monitoring, cleanup, restoration and remediation thereof in compliance with the requirements of the Environmental Protection Agency, the Maryland Department of Environment, or other governmental agency which may exercise jurisdiction and authority over the Demised Premises, (hereinafter the "Environmental Authorities"). For purposes of this Lease, the term "Base Line Data" shall mean any petroleum, hazardous substance, hazardous waste or other environmental liability or condition (i) set forth or described in the Environmental Audits, (ii) known to Landlord in connection with compliance activities prior to the Commencement Date; or (iii) disclosed to the Environmental Authorities prior to the Commencement Date.

       (b) Landlord agrees to proceed with the cleanup, remediation and other activities described in Landlord's Environmental Action Plan, a copy of which is attached hereto and marked Exhibit "C".
If as a result of the activities described in Landlord's Environmental Action Plan, or other activities with respect to the Base Line Data, the levels thereof are correspondingly reduced, the reduced levels, as documented and reported to the Environmental Authorities, shall represent the "New Base Line Data".

      (c) Tenant agrees to comply with all requirements of Environmental Authorities insofar as they relate to operation of the Demised Premises after the Commencement Date. Tenant's obligation includes, but is not limited to compliance with operation, closure and upgrading requirements relating to its operation on the Demised Premises after the Commencement Date. Tenant agrees to assume responsibility for and hold Landlord harmless from all costs, expenses, damages, liabilities and obligations arising from violation by Tenant of any requirement of Environmental Authorities pertaining to Tenant's operation of the Demised Premises after the Commencement Date and contamination arising after the Commencement Date, including the costs of (i) cleanup and remediation required by Environmental Authorities or this Lease, (ii) defense of any claim brought by third parties arising from environmental contamination, or (iii) failure to comply with requirements of Environmental Authorities or this Lease, in each case, to the extent relating to conditions arising on or after the Commencement Date.

      (d) Landlord agrees to comply with all requirements of Environmental Authorities insofar as they relate to operation of the Demised Premises prior to the Commencement Date. Landlord's obligation includes, but is not limited to, compliance with cleanup, remediation, investigation and closure requirements relating to operation on the Demised Premises prior to the
Commencement Date, except that Tenant shall comply with all closure and upgrading requirements for equipment used by it to the extent closure or upgrading is required after the Commencement Date. Landlord agrees to assume responsibility for and hold Tenant harmless from all costs, expenses, damages, liabilities and obligations arising from violation by Landlord of any requirement of Environmental Authorities pertaining to operation of the Demised Premises prior to the Commencement Date and contamination arising prior to the Commencement Date, including the costs of (i) cleanup and remediation required by Environmental Authorities or this Lease, (ii) defense of any claim brought by third parties arising from environmental contamination, or (iii) failure to comply with requirements of Environmental Authorities or this Lease, in each case, to the extent relating to conditions arising before the Commencement Date.

      (e) Tenant agrees to diligently report and cleanup all spills, leaks, discharges, or releases of petroleum products or hazardous substances during its tenancy, and agrees that environmental contamination arising after the Commencement Date shall be Tenant's sole obligation and responsibility. Notwithstanding the foregoing, in no event shall Tenant be obligated to cleanup or remediate petroleum or other environmental contamination at a location to levels which are below the Base Line Data for that same location, except that, if as a result of a release for which Tenant is responsible, Environmental Authorities also require remediation of environmental contamination for which Landlord is responsible, Tenant shall conduct the remediation until such time as the contamination is reduced to the levels of the Base Line Data or New Base Line Data. Tenant and Tenant's agents and contractors shall have the continuing right upon and after expiration or sooner termination of this Lease to enter the Demised Premises to monitor, investigate, cleanup and restore the Demised Premises. Landlord agrees that no action or proceeding, seeking damages, equitable relief or otherwise, shall be commenced against Tenant provided and for so long as Tenant is proceeding with reasonable diligence with activities designed to reduce such environmental contamination to levels which approximate the Base Line Data or the New Base Line Data, as the case may be. Except to the extent additional contamination above the Base Line Data or New Base Line Data is discovered, which contamination arises after the Commencement Date, when such levels are achieved, Tenant shall have no further liability to Landlord for the environmental condition of the Demised Premises. For purposes of this paragraph, Tenant shall be deemed to be proceeding with reasonable diligence with such activities for so long as it complies with the requirements of the Environmental Authorities, in the proper exercise of their jurisdiction and authority.

      (f) If, after the Commencement Date, Tenant discovers any abandoned underground storage tanks, other than those used or operated by Tenant after the Commencement Date, Tenant shall notify the Landlord in writing within sixty (60) days of the date of discovery. Landlord shall assume responsibility for removal and closure of such tanks and any environmental investigation, monitoring or remediation associated therewith.

      (g)   Neither  Landlord nor Tenant  shall  be  required  to
remediate   any   contamination  beyond   requirements   of   the
Environmental Authorities.

      (h) The foregoing notwithstanding, upon Landlord's sale to Tenant of the Demised Premises, whether pursuant to paragraph 29 or otherwise, Landlord shall have no further obligation to Tenant for the environmental condition of the Demised Premises or for compliance with requirements of the Environmental Authorities, except that Landlord shall have continued responsibility with respect to any Baseline Contamination or New Baseline Contamination which, prior to the end of the term of the Lease, was reported to Environmental Authorities and for which environmental Authorities have specifically required initiation, prior to the end of the term of the Lease, of environmental investigation, assessment, cleanup, remediation, and/or removal (collectively herein "Baseline Response Activities"). Landlord shall have responsibility to diligently proceed with such Baseline Response Activities through to completion. Landlord's responsibilities with respect to such Baseline Response
Activities  shall  be  deemed completed  at  such  time  as:  (a)
Landlord certifies to Tenant in writing that such Baseline Activities have been completed in accord with the requirements of the Environmental Authorities, and (b) such Environmental Authorities have issued a letter or other documents indicating that no further Baseline Response Activities are required.

      Nothing in this Section 12 shall be deemed to affect or impair, or be construed as a release of, any right or claim of Landlord to insurance coverage, contribution or indemnification, which Landlord would otherwise be entitled to but for this
Section 12. To the extent Landlord's obligations are limited by this Section 12, Landlord agrees to assign to Tenant the proceeds of any such policy of insurance or right to contribution or indemnification, which, but for this section, would be payable or otherwise inure to Landlord, and further agrees that Tenant may prosecute in the name of Landlord any such right or claim for insurance coverage, contribution or indemnification.

     13. MECHANICS' LIENS. Tenant shall have no power to subject the Demised Premises or Landlord's interest in the premises to any mechanics' or other liens. If any mechanics' or other liens or order for payment of money shall be filed against the subject premises or any building or improvement thereon by reason of or arising out of any labor or material furnished or alleged to have been furnished or to be furnished to or for the Tenant at the Demised Premises, or for or by reason of any change, alteration or addition or the cost or expense thereof or any contract relating thereto, the Tenant shall cause the same to be canceled and discharged of record, by bond or otherwise as allowed by law at the expense of the Tenant, within sixty (60) days after written demand therefor.

     14. PERMITS.

     (a) Tenant has entered into this Lease in the expectation of obtaining, after expiration of all applicable appeal periods, all permits, licenses, permissions, changes, variations and or other authorizations (hereinafter call "Permits") necessary for the operation of the Truckstop Facility (herein the "facility"), including  without  limitation all licenses,  authorizations  and permits  necessary  or  required to sell petroleum  products  and alcoholic beverages. Tenant agrees to diligently make and prosecute all necessary applications for such Permits without unreasonable delay after the execution hereof. Tenant may, but shall not be obligated to cancel this lease if after first application therefor, any of such Permits are denied or are not obtained within ninety (90) days from Commencement Date of this Lease. Tenant may similarly elect to cancel this Lease in the event all Permits under the Truckstop Lease and the Gasoline Station Lease are not obtained within the time and in the manner specified therein. To the extent any of the Permits are transferable or assignable, Landlord agrees, at Tenant's sole expense, to assign and transfer any such Permits requested by Tenant to the name of Tenant or Tenant's designee.

      (b) Landlord agrees to make available for Tenant's use at the Demised Premises all Permits held by or in the name of Landlord, to the extent the same are necessary for Tenant to commence and continue operations at the Demised Premises on the Demised Premises as of the Commencement Date and for so long as Tenant's applications for the such Permits are pending or otherwise not obtainable. Tenant agrees to defend, indemnify and hold harmless Landlord, and the holders of such Permits if other than Landlord, from any cost, loss, liability, expense (including reasonable attorneys fees), and damage suffered or sustained by Landlord by reason of Tenant's use of said Permits or operations at the Demised Premises under the authority thereof. The fees and expenses of maintaining any such Permits after the Commencement Date shall be borne solely by Tenant.

        15.     PETROLEUM   INVENTORY   AND   RETAIL   INVENTORY.
Intentionally Deleted.

     16.  INDEMNIFICATION; INSURANCE.

      A. Tenant's Indemnification. Tenant agrees to defend, indemnify, and hold Landlord harmless at all times from and after the Commencement Date, from and against any losses, liabilities, damages, expenses (including reasonable attorneys fees), obligations, suits, actions, claims, and demands relating to, arising out of or caused in any manner by (i) liabilities and obligations of Tenant, its subtenants, licensees and invitees arising on or after the Commencement Date, or which result from operations of Tenant on or after such date; (ii) any misrepresentation or breach of warranty or covenant on the part of the Tenant under this Lease; and (iii) except as otherwise provided herein, any and all losses, damages, costs or expenses incurred or sustained by Landlord resulting from, arising out of or relating to a claim made by any third party or governmental agency for any act, condition, event, or state of facts relating to the Demised Premises, occurring subsequent to the Commencement Date. Notwithstanding anything to the contrary herein, the foregoing indemnities expressly exclude and shall not apply to the extent caused by or contributed to by Landlord, (subject to the provisions of paragraph 12). Tenant's obligation shall survive termination of this Lease, whether by purchase or otherwise.

      B. Landlord's Indemnification. Landlord agrees to defend, indemnify, and hold Tenant harmless at all times from and after the Commencement Date, from and against any losses, liabilities, damages, expenses (including reasonable attorneys fees), obligations, suits, actions, claims, and demands relating to, arising out of or caused in any manner by: (i) liabilities and obligations of Landlord and its prior tenants, subtenants, licensees and invitees prior to the Commencement Date, or which result from operations of the Demised Premises prior to such date, except as modified by paragraph 12 above; (ii) any misrepresentation or breach of warranty or covenant on the part of the Landlord under this Lease; (iii) a claim made by any third party or governmental agency for any act, condition, event, or state of facts relating to the Demised Premises, occurring or in existence prior to the Commencement Date, except as modified by paragraph 12 above; (iv) any claim by creditors of Landlord or Landlord's tenants, subtenants or licensees under Article 6 of the Uniform Commercial Code, which in any way affects or may affect Tenant's use, possession and enjoyment of the Demised Premises or the personal property, fixtures, machinery and equipment subject to this Lease; and (v) any claims by local, State or Federal authorities for unpaid taxes, assessments, interest or penalties of Landlord, its tenants, subtenants or licensees, attributable to the Demised Premises or operations thereon prior to the Commencement Date. Notwithstanding anything to the contrary herein, the foregoing indemnities expressly exclude and shall not apply to the extent caused by or contributed to by Tenant. Subject to the limitations expressly provided herein, Landlord's obligations shall survive termination of this Lease, whether by purchase by Tenant or otherwise.

     C. Insurance. Tenant agrees at Tenant's expense to maintain in force continuously throughout the term of this Lease and any extension hereof public liability insurance covering the Demised Premises, with limits of not less than $3,000,000.00 for death or injury to one person, $5,000,000.00 for death or injury to more than one person, and $2,000,000.00 for property damage, and shall upon written request of Landlord furnish Landlord a certificate issued by Tenant's insurer that such policies of insurance and any renewals thereof are in force. Renewal policies with such proof shall be delivered to Landlord within thirty (30) days prior to expiration of policies. Landlord shall be named as an additional insured, as its interest may appear, on all such policies of insurance.

     Tenant shall at all times during the Term hereof, at its own expense, insure and keep insured by responsible insurance companies authorized to do business in the state where the Demised Premises are located, the buildings on the premises, and all alterations, extensions and improvements thereto and replacements thereof together with all fixtures, machinery and equipment located thereon, against loss or damage by fire and the risks contemplated within the extended coverage endorsement, for the replacement value of the Demised Premises. Tenant agrees to pay the premiums on the insurance when such premiums become due and payable, and to promptly deliver to and deposit with the Landlord all policies of insurance with due proof of payment of premiums. All policies of fire and other insurance shall be for the benefit of the Landlord, Tenant and any lender holding a mortgage on Landlord's interest in the premises superior to this Lease, as their interests may appear. The interest of any such mortgagee shall be covered by the customary mortgagee endorsement employed in this state.

     D. Survival. All covenants, agreements, representations and warranties made by the parties in this Agreement, and in any other certificates and documents delivered in connection herewith, shall survive the Commencement Date. All representations and warranties made by the Landlord in this Lease shall survive the Commencement Date under this Agreement to the extent of all claims related thereto which are made on or before the General Bar Date, (defined below), or thereafter to the extent any such claims are or would be, but for this limitation, covered by any policy of liability, casualty or other contract of insurance or other contract or agreement pursuant to which Landlord is, or would be, but for this limitation, entitled to contribution or indemnification. For purposes hereof, the "General Bar Date" shall mean March 1, 1999.

        Notwithstanding the foregoing, (i) Landlord's representations, warranties and covenants regarding environmental conditions or liability relating to the Demised Premises shall be governed solely by paragraph 12 above, and (ii) Landlord's representations, warranties and covenants regarding tax liabilities of the Landlord or its predecessors and title to the Demised Premises, shall survive the Commencement Date and be binding on Landlord throughout the term of this Lease, and for so long as Landlord's obligations with respect thereto are executory.

     E. Preservation of Insurance, etc. Nothing in this Section 16 shall be deemed to affect or impair, or be construed as a release of, any right or claim of Landlord to insurance coverage, contribution or indemnification, which Landlord would otherwise be entitled to but for this Section. To the extent Landlord's obligations are limited by this Section 16, Landlord agrees to assign to Tenant the proceeds of any such policy of insurance or right to contribution or indemnification, which, but for this section, would be payable or otherwise inure to Landlord, and further agrees that Tenant may prosecute in the name of Landlord all such rights or claims for insurance coverage, contribution or indemnification. Nothing in this Section 16 shall be deemed an assumption by either party of any liability of the other.

      17. DAMAGE OR DESTRUCTION. In case of casualty to the Demised Premises resulting in damage or destruction thereto such that the premises are substantially unfit for the occupancy or use herein contemplated, Tenant shall promptly give written notice thereof to Landlord. In such event Tenant shall restore, repair, replace, rebuild or alter the Demised Premises, at Tenant's sole cost and expense, as nearly as possible to its value, condition and character immediately prior to such damage or destruction. Tenant shall promptly and diligently restore the Demised Premises at Tenant's expense to substantially the same condition existing prior to the occurrence of the casualty or peril.

     18. CONDEMNATION

      (a) If the whole or any part of the Demised Premises shall be taken or condemned by any competent authority for any public use or purpose during the term or any extension of this Lease, Tenant reserves unto itself the right to claim and prosecute its claim in all appropriate courts and agencies for an award or for damages for such taking based upon its leasehold ownership interests in the Demised Premises, and the buildings, improvements, fixtures, machinery, equipment and other personal property located thereon, without impairing Landlord's rights with respect to such taking or injury to Landlord's reversion. Tenant shall have the right to participate in any condemnation proceedings or agreement as aforesaid for the purpose of protecting Tenant's interest hereunder. Landlord shall not enter into any agreement with respect to any such taking or proceeding which may affect Tenant's rights under this paragraph without Tenant's prior written consent.

      (b) Notwithstanding the foregoing, if at any time during the Term of this Lease title to the whole or substantially all of the Demised Premises shall be taken by the exercise of the right to condemnation or eminent domain, such that the Demised Premises are not suitable or fit for the use herein contemplated, or in the event the award for such taking is less than the Purchase Price, Tenant may at, Tenant's option cancel and terminate this Lease without liability as of the date of such taking and the rent provided to be paid by Tenant shall be apportioned and paid to the date of such taking.

      (c) In the event that title to less than the whole or substantially all of the Demised Premises shall be taken as aforesaid, this lease shall terminate only with respect to the portion of the Demised Premises so taken. In such event, this Lease shall continue with respect to the portion of Demised Premises not so taken, provided that, to the extent the Landlord receives any proceeds of such taking, the annual rent reserved herein and the purchase price set forth in Section 29 below shall be equitably reduced.

     19.  CURING TENANT'S DEFAULTS

     Should Tenant fail to perform any of its obligations imposed by the terms of this Lease promptly before the accrual of any penalty as provided by law or by any mortgage superior to the Lease, the Landlord may perform the same and add any such sum or sums paid or expended in such performance to any rent then due or thereafter falling due with the same effect as if these sums shall be and are additional rental. However, this does not grant Tenant any license or privilege to allow the Demised Premises to be without the insurance coverage and the failure to promptly comply with such requirements shall entitle Landlord to immediately obtain the necessary insurance, and the cost thereof shall be additional rent and collectible as such.

      20. ASSIGNMENT AND SUBLEASES. Tenant shall not assign or sublet its interest under this Lease, except to a parent, subsidiary or affiliate corporation of Tenant, without Landlord's prior written consent, which consent shall not be unreasonably withheld. In the event of any such assignment, Tenant shall remain primarily liable for the payment of all rent required to be paid hereunder and for the performance of all terms, covenants and conditions herein undertaken by Tenant. Without limitation, it is agreed that Tenant shall have the right to mortgage or otherwise encumber its Leasehold interest. Any such assignment shall not be valid or binding upon Landlord until Landlord shall have received an original Assignment and Assumption Agreement executed by the Assignee wherein the Assignee shall assume the obligations of Tenant under this Lease for the benefit of Landlord or an original duplicate sublease which shall be subject to the terms of this Lease.

      21. MORTGAGING OF LEASEHOLD ESTATE. In the event that Tenant shall mortgage its leasehold estate and the mortgagees or holders of the indebtedness secured by the leasehold mortgage or trust deed shall notify Landlord in the manner hereinafter provided for the giving of notice, of the execution of such mortgage or trust deed and name the place for service of notice upon such mortgagee, or holder of indebtedness, then in such event, Landlord hereby agrees for the benefit of such mortgagees or holders of indebtedness from time to time:

     (a) That Landlord will give to any such mortgagee or holder of indebtedness simultaneously with service on Tenant, a duplicate of any and all notices or demands given by Landlord to Tenant from time to time. Such notices shall be given in the manner and be subject to the provisions of the notice provisions of this Lease.

      (b) That such mortgagee or holder of indebtedness shall have the privilege of performing any of Tenant's covenants hereunder or of curing any default of Tenant hereunder or of exercising any election, option or privilege conferred upon Tenant by the terms of this Lease.

      (c) That Landlord shall not terminate this Lease or Tenant's right of possession for any default of Tenant, if, within the period of time within which Tenant might cure said default under the provisions of this Lease, such mortgagee or holder of indebtedness commences to eliminate the cause of such default and proceeds therewith diligently and with reasonable dispatch as provided.

      (d) That, except for the rights to terminate contained in this Lease, no right, privilege or option to cancel or terminate this Lease, available to Tenant, shall be deemed to have exercised effectively unless joined in by any such mortgagee or holder of the indebtedness.
      (e) That no liability for the payment of rental or the performance of any of Tenant's covenants and agreements hereunder shall attach to or be imposed upon any mortgagee, trustee under any trust deed or holder of any indebtedness secured by any mortgage or trust deed upon the leasehold estate, unless such mortgagee, trustee, or holder of indebtedness forecloses its interest and becomes the Tenant hereunder.

     22.  DEFAULT PROVISIONS

A. Tenant's Default.

      (a) If any one or more of the following events (herein sometimes called "Events of Default") shall happen:

      (1) if default shall be made in the due and punctual payment of the rent reserved under this Lease when and as the same shall become due and payable which default continues for a period of ten (10) days after receipt of written notice thereof from Landlord to Tenant; or

      (2) if default shall be made by Tenant in the performance of or compliance with any of the covenants, agreements, terms or provisions contained in this Lease, other than those referred to in the foregoing paragraph (a)(1), and such default shall continue for a period of thirty (30) days after written notice thereof from Landlord to Tenant, except that in connection with a default not curable with due diligence within thirty (30) days, the time of Tenant within which to cure the same shall be extended for such time as may be necessary to cure the same with all due diligence, provided Tenant commences promptly and proceeds diligently to cure the same and further provided that such period of time shall not be so extended as to subject Landlord to any criminal liability; or

      (3) if Tenant shall file a voluntary petition in bankruptcy or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties or of the Demised Premises or any interest of Tenant therein; or

      (4) if within thirty (30) days after the commencement of any proceeding against Tenant seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other law, such proceeding shall not have been dismissed;

      (5)   if the Demised Premises shall be abandoned by Tenant;
or

      (6) if an Event of Default occurs under the Gasoline Service Station Lease or the Truckstop Lease;
then and in any such event Landlord at any time thereafter during the continuance of such Events of Default, may give written notice to Tenant that this Lease and the Term hereby demised and all rights of Tenant under this Lease shall expire and terminate, subject to prorations and continuing obligations as herein provided.

      (b) Upon any such expiration or termination of this Lease, Tenant shall quit and peacefully surrender the Demised Premises to Landlord, and Landlord, upon or at any time after any such expiration or termination, may without further notice, enter upon and re-enter the Demised Premises and possess and repossess itself thereof, by summary proceedings, ejectment or otherwise, and may dispossess Tenant and remove Tenant and all other persons and property from the Demised Premises and may have, hold and enjoy the Demised Premises and the right to receive all rental income of and from the same. Any improvements on the Demised Premise, (except for Tenant's personal property and trade fixtures), shall become the sole property of Landlord. Re-entry and removal may be accomplished by summary dispossess proceedings, by any suitable action or proceeding at law, by force, or otherwise. Landlord shall be entitled to the benefits of all provisions of law respecting the speedy recovery of lands and tenements and may maintain proceedings in forcible entry and detainer. Tenant waives any right to the service of any notice of Landlord's intention to re-enter provided pursuant to any present or future law. Landlord shall not be liable in connection with any action it takes pursuant to this paragraph. Notwithstanding any termination; any expiration of Tenant's right, title and interest pursuant to this Lease, or any re-entry, repossession, dispossession, taking of possession or removal, Tenant's liability under all of the provisions of this Lease shall continue as herein provided.

      (c) At any time or from time to time after such expiration or termination, Landlord may relet the Demised Premises or any part thereof, in the name of Landlord or otherwise, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the Term of this Lease) and on such conditions (which may include concessions or free rent) as Landlord, in its uncontrolled discretion, may determine and may collect and receive the rents therefor. Notwithstanding the termination or expiration of Tenant's right, title and interest under this Lease, entry, repossession, dispossession or removal, Tenant shall be liable to Landlord each month (and shall pay within ten days after a bill therefor is submitted by Landlord) for the difference between: (x) all rent and other amounts payable under the Lease; expenses incurred by landlord in securing, protecting and re-entering the Demised
Premises and taking possession thereof, in performing any of Tenant's obligations, in maintaining and repairing the Demised Premises, whether for re-letting or otherwise, and in re-letting the Demised Premises; and (y) the net proceeds of any re-letting. However, Landlord shall not be obligated to re-let the Demised Premises.

      (d) Landlord and Tenant, so far as permitted by law, waive and will waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of said premises, or any claim of injury or damage.

      (e) No failure by Landlord to insist upon the strict performance of any covenant, agreement, term or condition of this Lease or to exercise any right or remedy consequent upon a breach thereof, and no acceptance of full or partial rent during the continuance of any such breach, shall constitute a waiver of any such breach or of such covenant, agreement, term or condition. No covenant, agreement, term or condition of this Lease to be performed or complied with by Tenant, and no breach thereof, shall be waived, altered or modified except by a written instrument executed by Landlord. No waiver of any breach shall affect or alter this Lease, but each and every covenant, agreement, term and condition of this Lease shall continue in full force and effect with respect to any other then existing or subsequent breach thereof.

      (f) A charge equivalent to two percent (2%) per month of the payment amount will be due for any rent not received within ten (10) days of the due date (first day of the month) as specified in this Lease.

      (g) In addition to any other rights set forth above, Landlord shall have the right to cure Tenant's failure to perform any obligations set forth in the Lease, which failure remains uncured beyond any applicable cure period. Any amounts expended by Landlord shall be reimbursed to Landlord by Tenant, with interest thereon from the date of the bill at the rate of 5% above the prime or base rate of First National Bank, N.A. The failure of this Lease to provide an explicit listing of all remedies shall not limit either party's right to exercise any or all remedies available at law or equity. The prevailing party shall be responsible for all legal fees and expenses incurred by the other in the event Landlord or Tenant exercises one or more of the remedies set forth in this Section 22.

B. Landlord's Default.

      The parties acknowledge and agree that Tenant is entering into this Lease with the expectation and upon the condition that the Truckstop Lease and Gasoline Station Lease will be valid, binding and effective according to their respective terms, so that Tenant will be able to use, possess and enjoy the property and premises subject thereto and the premises demised hereunder as a single economic enterprise. Landlord acknowledges and agrees that the landlords under the Truckstop Lease and Gasoline Station Lease are affiliated with and related to Landlord, that such leases shall be construed consistently with terms and provisions hereof, and that a default by the landlord under either such lease shall be considered a default hereunder. In addition to and not exclusive of any right or remedy conferred pursuant to this Lease or at law or in equity, the parties agree that Tenant may terminate this Lease and the Truckstop Lease and Gasoline Station Lease in the event of any material breach or default by Landlord of this Lease, or any material breach by the landlord under either the Truckstop Lease or Gasoline Station Lease, in either case in which such breach or default remains uncured for a period of thirty (30) days from the date of written notice to Landlord, except that in connection with a default not curable with due diligence within thirty (30) days, the time of Landlord within which to cure the same shall be extended for such time as may be necessary to cure the same with all due diligence, provided Landlord commences promptly and proceeds diligently to cure the same.

     23. RIGHT OF SET-OFF. Landlord acknowledges that Tenant is relying upon the covenants, representations and warranties of the Landlord hereinbefore set forth and that matters so represented and warranted are material ones. Such covenants, representations, and warranties shall not be affected or impaired by any investigation made by Tenant. The breach or failure of any such covenants, representations or warranties shall constitute a default by the Landlord hereunder. Landlord agrees that if Landlord does not cure any such default within thirty
(30) days after receipt of written notice from Tenant, (or if the default cannot be cured within thirty (30) days, if Landlord within such period commences such cure and thereafter be diligently prosecuting such cure) Tenant shall have the right to deduct its costs to cure said defaults from any rent reserved hereunder or any other sum payable by Tenant to Landlord pursuant to this Lease, (including any sums required to be paid by Tenant in connection with the transactions described in Section 29 below). These remedies are in addition to all other remedies Tenant may have in law or equity.

      Tenant agrees that if it is determined that Tenant has improperly set-off hereunder, Tenant shall be liable to Landlord for all resulting damages, including, but not limited to interest on the improper set-off at the rate of fifteen percent (15%) per annum. 24. SUCCESSORS AND ASSIGNS. The covenants and agreements contained in this Lease inure to the benefit of and are binding upon the parties hereto, their permitted successors and assigns.

      25. MEMORANDUM. This Lease shall not be filed for public record by any party hereto, but at Tenant's election, Landlord and Tenant shall execute and acknowledge a memorandum or short form lease for recording setting forth the parties, description of the Demised Premises, Term of the Lease, options for extension of the Term, options to purchase, if any, and any other provision hereof, the inclusion of which shall be mutually agreed upon by Landlord and Tenant. Tenant shall pay all costs and expenses of recording such memorandum.

      26. TENANT'S SIGNS. Tenant shall have the right to erect and maintain its usual and customary signs on the premises, provided the same shall conform in every way with the rules and regulations of the building department having jurisdiction and with any law or ordinance of the state, county, and/or municipality.

      27. CONTINUING OPERATION. Tenant covenants to conduct its business so as to prevent the termination or suspension by lapse of time, non-use or otherwise, of any of the permits, licenses, rights, privileges (including without limitation any specially permitted uses or non-conforming zoning uses) in existence as of the date Tenant takes possession of the Demised Premises.

      28. TRADE FIXTURES, MACHINERY AND EQUIPMENT. Landlord agrees that all trade fixtures, machinery, equipment, furniture or other personal property installed on the Demised Premises by Tenant, shall remain the property of Tenant and may be removed by Tenant at any time and from time to time during the term of this Lease without notice to Landlord. The Tenant agrees to repair any damage to the Demised Premises caused by the removal of Tenant's trade fixtures, machinery and equipment.

     29.  OPTION TO PURCHASE:

      A. Grant of Option. Provided Tenant is not then in default, Landlord hereby grants to Tenant the exclusive right, at Tenant's option, to purchase the Demised Premises, for the purchase price and upon the terms and conditions hereinafter set forth.

      B.   Purchase  Price:  The purchase price for  the  Demised
Premises shall be Two Hundred Thousand Dollars, ($200,000.00).

      C.   Exercise.   The foregoing option may be  exercised  by
Tenant by written notice given to Landlord at any time after expiration of the third year of this Lease, and thereafter during the term or any extension or renewal thereof.

      D.   Transfer of Title.  Transfer of title to  the  Demised
Premises  and  closing  thereof shall proceed  as  set  forth  in
Section 30 below.

     E. Continued Possession. Provided Tenant has exercised the foregoing option to purchase the Demised Premises, and is not otherwise in default of its obligations under this Lease, this Lease and Tenant's rights to use, possess and enjoy the same shall continue upon all of its terms and conditions, including payment of the rent reserved herein, until transfer of the Demised Premises is consummated as herein provided.

     30.  TITLE DOCUMENTS; ETC.

      (a) In the event Tenant exercises its option to purchase the Demised Premises pursuant to Section 29 above, Landlord shall convey good, marketable and indefeasible title in fee simple to said real estate by good and sufficient special warranty deed, with release of dower, homestead, curtesy, if any, and free from all liens, encumbrances, easements and restrictions or other matters affecting title, except for the Permitted Exceptions set forth in Schedule D attached hereto, and except such other easements or rights of way which may be recorded subsequent to the date of this Lease with Tenant's prior written consent. The personal property, furniture, fixtures, machinery, equipment or other property subject to this Lease shall be conveyed to Tenant "as is", without any express or implied warranty, except for title thereto, by general warranty bill of sale.

      (b) In the event Tenant exercises its option to purchase the Demised Premises pursuant to Section 29 above, closing of the transfer of title shall take place not later than ninety (90) days after the expiration of the primary term of this Lease, or at such other time as Tenant and Landlord shall mutually agree. The closing shall take place in Baltimore, Maryland, or at such other place as Tenant and Landlord may mutually agree upon. If said thirtieth day falls on a Saturday, Sunday or Holiday, then the closing shall be the first business day immediately following.

      (c) The risk of loss or damage to the Demised Premises by fire or other casualty, or by taking eminent domain, after exercise of this option by Tenant, until delivery of the deed shall be assumed by Landlord, and upon the happening of such event, Tenant shall have the election of terminating this option or the contract resulting from the exercise of this option, without further liability, in which event any money paid by Tenant shall be returned, or if completing the purchase and receiving the insurance monies, collectible for such loss or damage, or the award for such taking by eminent domain.

      (d) The expenses of closing, including transfer and sales taxes attributable to such sale and transfer, shall be shared equally by Landlord and Tenant.

     31. OPTION TO EXTEND. Landlord hereby grants to Tenant the right, privilege, and option to extend this Lease for a period of ninety-nine (99) years, commencing on the expiration of the primary term of this Lease, which option shall be exercisable upon notice in writing to Landlord of Tenant's election to exercise this option. Such notice may be given at any time during the last year of the primary term of this Lease; provided that Tenant shall not be deemed to have waived or released such option until Landlord shall, not more than thirty (30) days prior to the expiration of the primary term hereof, provide written notice to Tenant of the terms hereof, and Tenant fails to exercise such option within thirty (30) days of the date of receipt thereof. Extension of this Lease as herein provided shall be upon all of the terms and conditions hereof, including the rent reserved herein.

     32. NOTICES. All notices to the parties shall be addressed to them at the respective addresses contained herein, or to such other address, of which either of them shall notify the other in the manner herein stated for giving notice. The notice must be given by telecopier and either registered mail, return receipt requested, or by certified mail, return receipt requested. If registered mail is used, the service of the notice shall be deemed complete upon the registration thereof with the postal authorities, and if certified mail, return receipt requested is used, the due mailing thereof shall be considered completed service.

      33. WAIVER. The failure of either of the parties to insist in any one or more instance upon a strict performance of any of the covenants of this Lease, or to exercise any option herein contained, shall not be construed as a waiver or relinquishment in the future of the performance of such covenant, or the right to exercise such option, but the same shall continue and remain in full force and effect.

      34. ESTOPPEL CERTIFICATES. Each party agrees that from time to time and upon not less than ten (10) days prior written request from the other party to execute, acknowledge and deliver to such other party a statement in writing certifying that this Lease is unmodified and in full force and effect (or if there have been modifications that the same is in full force and effect as modified and stating the modifications), that such other party is not in default hereunder and the dates to which the rent and other charges have been paid in advance, if any, it being intended that any such statement delivered pursuant to this Article may be relied upon by prospective purchasers and assignees of the each of the respective parties.

      35. LANDLORD'S CONSENT. If at any time during the term of this Lease or any renewal thereof, Landlord is requested to give its consent and Landlord unreasonable delays in granting its consent or determines to withhold such consent, in addition to any other right Tenant may have under this Lease, Tenant shall be entitled to commence an equitable action to compel Landlord to give such consent. Landlord shall be liable for any loss, liability, damage or expense, including attorneys' fees that Tenant may suffer or incur as a result of Landlord's unreasonable delay in granting such consent or in the event a court subsequently determines that such consent was unreasonably withheld, or as a result of or in connection with Tenant's action to compel Landlord to give its consent as herein provided.

      36. SEVERABILITY. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extend, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

      37. REMEDIES CUMULATIVE. All the rights and remedies herein provided by reason of a default of either of the parties and all other rights and remedies allowed at law or in equity, are hereby reserved to each of the parties as distinct, separate and cumulative remedies, and no one of them shall be deemed to be in exclusion of any of the others.

      38. SUPERIOR INSTRUMENTS. Except as provided herein, this Lease is subject to each mortgage or deed of trust listed as a "Permitted Exception" on Exhibit "D" hereto. Without in any way modifying Tenant's rights or Landlord's obligation under any other provision of this lease, if the lien of any mortgage, deed of trust, security indenture or lease is superior to this lease, (hereinafter collectively called "Superior Instruments"), Landlord agrees to furnish to Tenant, prior to the Commencement Date, a recordable agreement, to be executed and acknowledged by Tenant and the holder or lessor of each Superior Instrument (hereinafter called "Holder"), which agreement shall have been executed and acknowledged by Holder, providing as follows:

     A.   Holder hereby consents to and approves the Lease.

     B. Holder agrees that so long as the Lease shall be in full force and effect and Tenant is in full compliance therewith:

                (i) Tenant shall not be named or joined as a party defendant or otherwise in any suit, action, or proceeding for the enforcement or foreclosure of such Superior Instrument;

                (ii) The possession by Tenant of the premises and Tenant's rights thereto shall not be disturbed, affected, or impaired by, nor will the Lease or the term thereof be terminated or otherwise affected by any suit, action, or proceeding upon or related to any such Superior Instrument;

                 (iii) All condemnation awards and insurance proceeds paid or payable with respect to the Premises and received by Holder shall be applied and paid in the manner set forth in the Lease.

     C. Holder hereby acknowledges and agrees that all fixtures and equipment of Tenant installed in or on the Premises, regardless of the manner or mode of attachment, shall be and remain the property of Tenant and may be removed by Tenant any time in accordance with the applicable provisions of the Lease. In no event (including a default under the Lease or Mortgage) shall Holder have any liens, rights, or claims in Tenant's fixtures and equipment; whether or not all or any part thereof shall be deemed fixtures; and Holder expressly waives all rights of levy, distraint, or execution with respect to such fixtures and equipment.

     D. If Holder shall become the owner of the Premises by reason of foreclosure of any Superior Instrument or otherwise, or if the Premises shall be sold as a result of any action or proceeding to foreclose a Superior Instrument or by a deed given in lieu of foreclosure, such purchaser shall take title to the Demised Premises subject to this Lease, and all of its terms and conditions set forth herein. Holder agrees that any sale of the Demises Premises shall be expressly subject to the terms of this Lease and the tenancy created hereby, and further, that in the event of any such sale or transfer this Lease shall continue in full force and effect, subject to all of its terms and conditions, (including the rights and obligations set forth in Section 29 hereof), without necessity for executing any new instrument or lease.

     E.    This Agreement shall bind and inure to the benefit  of
     and   be  enforceable  by  the  parties  hereto  and   their
     respective heirs, personal representatives, successors, and assigns.

     F. This agreement contains the entire agreement between parties and cannot be changed, modified, waived, or canceled except by an agreement in writing executed by the party against whom enforcement of such modification, change, waiver, or cancellation is sought.

     G. This Agreement and the covenants herein contained are intended to run with and bind all lands affected thereby.

      39. HOLDING OVER. Unless otherwise agreed, in the event Tenant continues to occupy the Demised Premises after the last day of the term or any extension or renewal hereof, and the Landlord elects to accept rent thereafter, a tenancy from month to month only shall be created and not for any longer period. Rent shall otherwise accrue at a rate equal to 150% of the monthly rent in effect as of the last day of the term.

     40. RIGHT OF FIRST REFUSAL. Provided Tenant is not then in default, throughout the term and any extension of this lease, Tenant shall have and Landlord hereby grants to Tenant a right of first refusal, whereby in the event Landlord receives a bona fide offer to purchase the Demised Premises or to lease the same for a term which commences at or after the Commencement Date, and Landlord desires to accept the same, Tenant shall first have the right, upon fifteen (15) days written notice from Landlord of the terms and conditions of any such offer, to purchase or lease the Demised Premises, as the case may be, for and upon the same terms thereof. Should Tenant desire to purchase or lease the premises upon such terms and conditions, Tenant shall serve written notice of exercise of this right of first refusal upon Landlord not later than fifteen (15) days after receipt of notice of such bona fide offer from Landlord. In the event Tenant fails to exercise such right of first refusal within said thirty (30) day period as aforesaid, said right shall automatically terminate and expire, and Landlord shall be free to sell, assign, transfer or lease the premises free from the restrictions hereof. Notwithstanding the foregoing, Landlord agrees that any sale, transfer, lease or assignment of the Demised Premises shall be subject in all respects to this Lease, and all terms, provisions, conditions and obligations set forth herein. In the event of any such sale, Landlord shall remain primarily liable for the performance of the obligations and covenants on the part of Landlord to be performed pursuant to this Lease.

     41.  MISCELLANEOUS.

      a. Attornment. It is expressly understood and agreed that Tenant does and hereby takes the premises free from and superior to all leases, tenancies or possessory interests, and that this lease shall be and hereby is contingent upon the attornment by any such persons to Tenant as Sublandlord thereof.

      b. Venue. Tenant hereby waives any objection to the venue of any action filed by Landlord against Tenant in any state or federal court in the jurisdiction in which the Building is located, and Tenant further waives any right, claim or power, under the doctrine of forum non conveniens or otherwise, to transfer any such action filed by Landlord to any other court.

      c. Corporate Authority. If Tenant is a corporation, concurrently with the signing of this Lease, Tenant shall furnish to Landlord certified copies of the resolutions of its Board of Directors (or of the executive committee of its Board of Directors) authorizing Tenant to enter into this Lease; and it shall furnish to Landlord evidence (reasonably satisfactory to Landlord and its counsel) that Tenant is a duly organized corporation in good standing under the laws of the jurisdiction of its incorporation, is qualified to do business in good standing in the jurisdiction in which the Building is located, has the power and authority to enter into this Lease, and that all corporate action requisite to authorize Tenant to enter into this Lease has been duly taken.

      d.   Time of the Essence.     Time is of the essence in the
performance of all obligations under this Lease.

       e. Invalidity and Reduction of Charges. If any provision of this Lease shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not be affected thereby and the remainder of this Lease shall not be affected by such holding and shall be fully valid and enforceable. In the event any late charge, interest rate or other payment provided herein exceeds the maximum applicable charge legally allowed, such late charge, interest rate or other payment shall be reduced to the maximum legal charge, rate or amount.

       f.    Captions.   The  captions  in  this  Lease  are  for
convenience only and shall not affect the interpretation of the provisions hereof.

      g.   No Partnership. This Lease is not intended to create a
partnership,  joint venture or other agency relationship  between
Landlord   and   Tenant  in  the  conduct  of  their   respective
businesses.

      h. Counterparts. This Lease may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

       i.     Authority.   If  either  party  is  a  corporation,
partnership or other legal entity, the individual who executes and delivers this Lease on behalf of such party represents and warrants that he or she is duly authorized to do so.

     j. No offer. The submission of an unsigned counterpart of this Lease to Tenant shall not constitute an offer or option to lease the Leased Premises. This shall become effective and binding only upon the execution and delivery by Landlord and Tenant.

     k. Enforceability. Each party represents to the other that this agreement, when fully executed by and between the parties, shall be binding and enforceable on such party according to its terms.

      42. NO BROKER. The parties each represent and agree that no act or agreement on the part of either has given or will give rise to any valid claim against the other for a brokerage commission, finder's fee or other like payment with respect to the transactions contemplated by this agreement, it being expressly agreed that each party shall pay and discharge its own contractual liability with respect thereto, and that neither shall not assume any such liability incurred by the other.

      43. ENTIRE AGREEMENT. This Lease contains the entire agreement between the parties, and any agreement hereafter made shall not operate to change, modify or discharge this Lease in whole or in part unless such agreement is in writing and signed by the Landlord and Tenant.

      IN WITNESS WHEREOF, the parties have executed this Lease as of the day any year first above written.


                         TRUCK EX, INC.,
                                                  Landlord

                         BY:                    , General Partner

                         TRAVEL PORTS OF AMERICA, INC., TENANT

                         By:
                         Title:

                           EXHIBIT A
                  DESCRIPTION OF REAL PROPERTY

                           ATTACH MAP

                           EXHIBIT B

                      PERMITTED EXCEPTIONS






                             LEASE

                         BY AND BETWEEN

                      Travel Plaza I, Inc.
            A Maryland Corporation with Offices at
                      601 S. Bond Street,
                 Baltimore, Maryland, Landlord,

                              and

                Travel Ports of America, Inc.,
        a New York Corporation with Principal Offices at
                  3495 Winton Place, Bldg. C,
                  Rochester, New York, Tenant.

                           PREMISES:
        Mobil Gasoline Station at 5502 O'Donnell Street,
                      Baltimore, Maryland



                             TERM:
                            7 Years

               FIRST (1ST) LEASE YEAR COMMENCING ON
                  THE      DAY OF MARCH, 1996.

        THREE OPTIONS TO RENEW FOR SEVEN (7) YEARS EACH

            OPTION TO PURCHASE AT END OF LEASE TERM

Draft: 2/16/96
                        LEASE AGREEMENT

      This Lease, executed this       day of February,  1996
by and between Travel Plaza I, Inc. a Maryland corporation with principal offices at 601 S. Bond Street, Baltimore, Maryland, (herein "Landlord"), and Travel Ports of America, Inc., a New York corporation with principal offices at 3495 Winton Place, Bldg C., Rochester, New York 14623, (herein "Tenant").

     1. PREMISES. Landlord, for and in consideration of the rents, covenants and agreements hereinafter reserved and contained on the part of Tenant, its successors and assigns, to be paid, kept and performed, does hereby demise and lease to Tenant, and Tenant does hereby take and hire from Landlord, the premises more commonly known as the Mobil Gasoline Station, located at 5502 O'Donnell Street, in the City of Baltimore, Maryland, known as Lot 2 of the Baltimore Travel Plaza, and more particularly described on Exhibit A attached hereto, together with all of Landlord's easements, rights and appurtenances thereto, all buildings and improvements located thereon, all personal property, furniture, fixtures, machinery, equipment or other property located thereon or used in connection with the gasoline station and convenience store business presently in operation on said premises, including specifically the assets and properties located on or in use at said premises as of August 1, 1995, (said premises, assets and properties are collectively referred to herein as the "Demised Premises"), and excluding the assets and properties set forth on Exhibit B, Schedule of Excluded Assets, attached hereto, but Tenant shall not be obligated to lease less than all of the above.

      The parties acknowledge and agree that this Lease is subject to the terms and conditions of a certain Amended and Restated Declaration and Agreement of Easements by Vernon M. Limited Partnership and McDonald's Corporation, which instrument was recorded in the Land Records of Baltimore
City, Maryland in Liber S.E.B.          , folio         ,  a
copy of which is attached hereto as Exhibit C. Landlord represents and warrants to Tenant that said instrument has been duly recorded and is in full force and effect, and that Tenant shall succeed to and enjoy, for the term of this
Lease, (and thereafter as successor to Landlord's interest in the Demised Premises in the event of purchase thereof), all of the easements, rights, appurtenances and privileges set forth or referred to therein or which in any way affect or inure to the benefit of the owner of the Demised Premises. Tenant covenants and agrees, during the term of this Lease, (and thereafter in the event Tenant purchases or succeeds to Landlord's interest in the Demised Premises), to perform all obligations imposed upon the owner of the Demised Premises more particularly set forth in said instrument. Notwithstanding the foregoing, the parties agree that the covenants and obligations on the part of Tenant to be performed hereunder are subject to and conditioned upon Tenant's continued right and privilege of ingress and egress to the Demised Premises substantially in the same manner and substantially to the same extent as presently enjoyed by Landlord of the Demised Premises as of the date of this Lease.

      2. TERM. The primary term of this lease shall commence on March 1, 1996, or the date possession of the Demised Premises is delivered to Tenant, if later, (herein the "Commencement Date"). The term so commenced shall continue until the expiration of seven (7) years from the first day of the first calendar month next succeeding the Commencement Date. When the term hereof is ascertained and specifically fixed, the parties agree to execute a memorandum, suitable for recording, at Tenant's option and expense, which shall specify the Commencement Date, and the date fixed for expiration of this Lease. Notwithstanding the foregoing, if Landlord is unable to deliver possession of the Demised Premises as herein provided on or before March 1, 1996, for reasons beyond its control and after commercially reasonable efforts, or if possession of the premises at 5501 O'Donnell Street, more commonly known as Baltimore Port Truck Plaza, has not been delivered to Tenant pursuant to certain leases of even date with Baltimore Port Truck Plaza Limited Partnership, (herein the "Truckstop Lease") and Truck Ex, Inc. (herein the "Truck Ex Lease"), on or before such date, then either party may, at its option, terminate this lease. Any such termination shall be without further liability of either party to the other, except that in the event of such termination by Landlord, Landlord agrees to pay to Tenant its reasonable costs of inspection, investigation and due diligence regarding the environmental condition of the Demised Premises and the said Baltimore Port Truck Plaza premises. Notwithstanding the foregoing, Tenant's right to reimbursement under this Lease shall not exceed the sum of Thirty-Two Thousand Dollars ($32,000.00), less the sum actually received by Tenant for reimbursement for such activities under the Truckstop Lease or the Truck Ex Lease.

     3.  RENT.

      A. Basic Rent. Tenant's liability for rent shall commence on the Commencement Date. Tenant covenants and agrees to pay to Landlord annual rent for the Demised Premises in the amount of Eighty Thousand Dollars ($80,000.00), (herein the "Basic Rent"), payable in equal monthly installments of Six Thousand Six Hundred Sixty-Six Dollars and Sixty-Six Cents ($6,666.66). Rent shall be paid in advance on the first day of each month. In the event of any partial month, or in the event this lease shall terminate on other than the last day of the month, the rental for any such month shall be prorated on the basis of the number of days of such month in which Tenant leases the Demised Premises pursuant to this Lease. Tenant covenants and agrees to pay the rent herein prescribed to Landlord at landlord's address set forth above or at such other place as Landlord may from time to time specify by notice given pursuant to this Lease.

      B. Additional Rent. In addition to the Basic Rent, and commencing as of the first day of the month next succeeding the Commencement Date (if other than the first day of the month), and on the same day of every year of this Lease thereafter, (herein the Anniversary Date), Tenant shall pay as additional rent, (herein, "Additional Rent"), an amount equal to TEN PERCENT (10%) of excess of the "Yearly In-Store Sales", as hereinafter defined, over Three Hundred Sixty Thousand Dollars ($360,000.00). For purposes hereof, "Yearly In-Store Sales" shall mean convenience store and fast food sales of any kind, whether in cash or for credit, made in, upon or from the Demised Premises, but shall not include sales or other similar taxes, nor refunds or allowances to customers by Tenant, nor sales of any gasoline, diesel, motor oil or other petroleum products, (except for packaged motor oil and other packaged petroleum products sold in the store). Tenant shall within fifteen
(15) days of the close every three months during the term of this Lease deliver to Landlord a statement of In-Store Sales for the previous three month period. Tenant shall within fifteen (15) days of each Anniversary Date deliver to Landlord a statement of Yearly In-Store Sales for the prior fiscal year and computation of the additional rent as herein provided. Landlord shall have the right to inspect and audit the books and records of Tenant's convenience store and fast food operations during usual business hours and upon reasonable notice to Tenant. If upon such inspection and audit it is determined that Tenant has underpaid the Additional Rent by an amount equal to or greater than Ten Percent (10%) of the correct Additional Rent, Tenant shall reimburse and pay to Landlord its reasonable expenses of such inspection and audit. Landlord agrees that all such books and records shall be kept confidential and shall not be disclosed to any persons other than Landlord, its employees, agents or representatives, or as may be necessary to enforce the provisions of this Lease. Tenant covenants to use its best efforts to open fast food services, (subject to franchise availability and to the extent not otherwise prohibited or restricted), at the Demised Premises within six (6) months of the Commencement Date.

      C. Minimum Rent. Notwithstanding anything herein to the contrary, after the first full lease year, Tenant covenants that in no event shall the Additional Rent be less than Twenty Thousand Dollars ($20,000.00), so that the sum of the annual Basic Rent and the annual Additional Rent will in no event be less than One Hundred Thousand Dollars ($100,000.00) per annum, (herein the "Minimum Rent").

     D. Additional Percentage Rent. The parties acknowledge and agree that Tenant shall assume performance of and shall succeed to the benefits of a certain fueling agreement with Greyhound Bus Lines, a copy of which is attached hereto as Exhibit "E". For so long as said agreement remains in effect, Tenant agrees to pay to Landlord as further rent hereunder, (herein the "Additional Percentage Rent"), an amount equal to thirty-five percent (35%) of the Gross Margin, as herein defined, of all fuel sold to Greyhound, together with an amount equal to twenty percent (20%) of all Bus Dump Revenue collected by Tenant thereunder. For purposes hereof, "Gross Margin" shall mean the difference between the price received by Tenant for petroleum products sold to Greyhound and the price paid by Tenant for the same, (including any freight charges, taxes and other charges paid by Tenant in connection with its purchase of the same). For purposes hereof, "Bus Dump Revenue" shall mean revenue received by Tenant from Greyhound for disposal of bus sewage from bus restrooms to the sewage tanks at the Demised Premises. The Additional Percentage Rent shall be computed quarterly. Tenant shall pay the Additional Percentage Rent to Landlord within fifteen (15) days of the close of every three month period during the term of this Lease. The parties further agree that, should Tenant purchase the Demised Premises from Landlord as herein provided, Tenant's obligation to pay the Additional Percentage Rent shall survive termination of this Lease, and shall be paid by Tenant for so long as said agreement remains in effect with Greyhound Bus Lines. Landlord shall have the same right to inspect and audit the books and records of Tenant with respect to calculation and payment of the Additional Percentage Rent as it does with respect to calculation and payment of the Additional Rent set forth in subparagraph B above.

      To the extent not inconsistent with or proscribed by the Amended and Restated Declaration and Agreement of Easements by Vernon M. Limited Partnership and McDonald's Corporation set forth in Exhibit "C" attached hereto, Landlord grants to Tenant during the term and any extension or renewal of this Lease the easement and non-exclusive right and privilege to use, operate, maintain, repair and replace the bus dump facility currently located on Lot 3 described therein, or any replacement thereof. Without limitation, the foregoing right shall be construed in all respects so as to allow and provide for the continuation of the services described in the Greyhound Agreement. Tenant agrees to pay all costs associated with its operation of such facility, including any utilities used or consumed by it in connection with the use thereof during the term of this Lease. The foregoing rights and obligations shall survive the purchase of the Demised Premises by Tenant, pursuant to this Lease or otherwise, and shall be set forth in any deed effecting any such conveyance or otherwise in an instrument suitable for recordation.

     4.  TAXES.

      (a) Landlord shall be responsible for all taxes, special taxes, penalties and interest and all assessments then a lien, both current and reassessed, and whether due or to become due, through the Commencement Date. Any such taxes paid by Landlord for periods including the Term of this Lease, shall be prorated and paid by Tenant as of the Commencement Date.

      (b) Tenant shall promptly pay, as additional rent hereunder, any and all real and personal property taxes levied and assessed upon or against the Demised Premises during or with respect to the term or any extension or renewal of this Lease, together with any sales taxes attributable to or assessed upon the rent payments herein. Tenant shall pay such taxes when due and simultaneously provide Landlord with proof of payment of the same. Except in the event of the purchase of the Demised Premises by Tenant, pursuant to Section 29 below or otherwise, any such taxes paid by Tenant for periods beyond the expiration of the term of this Lease, shall be prorated and paid by Landlord as of the date of such expiration.

      Notwithstanding the foregoing, for each year of the primary term of this Lease, Tenant shall pay an amount equal to twenty-five percent (25%) of all real property taxes assessed on the properties known as Baltimore Travel Plaza Lots 1, 2 and 3 not to exceed in any event the sum of Thirty Thousand Dollars ($30,000.00) during any year of this lease, except to the extent that the actual assessed taxes on Lot 2 are more than $30,000 during any lease year, in which event Tenant shall pay such actual amount assessed on said Lot 2. Tenant's obligations under this paragraph shall not apply during any extension or renewal term of this Lease, which shall be paid by Tenant as first set forth above.

      (c) Tenant shall have the right, in its own name and/or in the name of the Landlord at Tenant's sole cost and expense, provided Landlord shall not be subject to any civil or criminal liability therefor, to make and prosecute applications for abatement of taxes and/or appeal for correction of assessment, and Landlord agrees to cooperate reasonably with Tenant in this regard. Landlord agrees to sign all necessary instruments in connection with such application or appeal. Landlord shall not settle any such application or appeal without Tenant's prior written approval.

      (d) Notwithstanding anything to the contrary herein, Tenant shall not be obligated to pay any part of any franchise, excise, estate, inheritance, income, or similar tax which is or may become payable upon or with respect to the income or profits of Landlord by reason of any law now in force or hereafter enacted. With regard to betterments and special assessments attributable to and levied or assessed against the Demised Premises, Landlord and Tenant agree that the same shall be paid for over the maximum period allowed by law and the Tenant shall be obligated to pay only those installments which fall due during the term of this Lease, as it may be extended or renewed, (subject to prorations). Landlord agrees to give Tenant prompt notice of any special assessment proceedings to allow Tenant to oppose such assessments or participate in such proceedings, and Tenant may, at Tenant's sole cost and expense, in its own name or the name of Landlord contest any such proceeding or object to the inclusion of the Demised Premises in an improvement or special district. Landlord covenants and agrees that it will not consent to or apply on its own behalf for the Demised Premises to be included in an improvement or special district or subject the Demised Premises to a user fee for any utilities or other service without the prior written consent of Tenant, which consent shall not be unreasonably withheld.

      5. UTILITIES. Tenant shall be responsible for and shall pay all utilities used by the Tenant during the term hereof, whether the same be billed to the Tenant directly by the utility furnishing same or as additional rent as Tenant's share billed by Landlord.

      6. USE. Tenant shall have the right to use and/or occupy the Demised Premises as a "Gasoline Service Station and Convenience Store", or for any other lawful use. As used herein, the term "Gasoline Service Station and Convenience Store" shall include the operation of a restaurant, fuel service station, convenience store, repair garage, and parking for automobiles and buses, either alone or in any combination, with the right to sell, store and dispense gasoline, kerosene, diesel fuel, motor oils or other petroleum products and, at Tenant's option, the right to sell alcoholic beverages. Landlord hereby covenants, warrants and represents that the use of the Demised Premises by Tenant as a Gasoline Service Station and Convenience Store will not conflict with or constitute a breach of or be a default under any indenture, mortgage, deed, commitment, lease, agreement or other instrument to which Landlord is bound or under any existing judgment, order or decree to which Landlord is a party or otherwise subject to. If at any time within six (6) months from the Commencement Date, except for default on the part of Tenant, Tenant's right to use the Demised Premises as a Gasoline Station and Convenience Store is legally prohibited, materially restricted, or terminated for any reason other than an act or omission of Tenant, Tenant shall notify Landlord in writing of such event, and Landlord shall use commercially reasonable efforts to attempt to restore Tenant's right to use the premises as provided above at Landlord's expense. Upon the failure of Landlord to restore Tenant's right to use the premises as provided above, Tenant may attempt to do so. If Landlord is unsuccessful in restoring Tenant's right to use the premises as provided above within one hundred twenty (120) days following the receipt of the notice from Tenant or if Tenant having elected to take such action on its own is unsuccessful, Tenant may terminate this lease on not less than ten (10) days written notice to Landlord.

      The parties further acknowledge and agree that this Lease is subject to the terms and conditions of a certain Restrictive Covenant dated June 25, 1993 by Vernon M.
Limited Partnership and McDonald's Corporation, which instrument was recorded in the Land Records of Baltimore City, Maryland in Liber S.E.B. 375, folio 487, which restricts certain uses of the Demised Premises. Tenant covenants and agrees, during the term of this Lease, (and thereafter in the event Tenant purchases or succeeds to Landlord's interest in the Demised Premises), and for so long as said agreement is effective, not to use the Demised Premises for any purpose or use which would constitute a default or violation of the restrictions set forth therein.

      7. ALTERATIONS. The Tenant may, at its own expense, make such alterations, improvements, additions, and changes to the Demised Premises as it may deem necessary or expedient in the operation of the Demised Premises, provided the Tenant, without the written consent of the Landlord, shall not tear down or materially demolish any of the improvements on the Demised Premises, or make any material change or alteration in such improvements which, when completed, would diminish the value of the Demised Premises.

     8. REPAIRS. The Demised Premises and the buildings and improvements thereon, both outside and inside, together with all fixtures and appurtenances belonging thereto, all appliances, machinery and equipment located in or used in connection with the Demised Premises, the storm and sanitary sewers, plumbing, electrical, heating, ventilating and air conditioning systems, underground storage tanks and associated piping (except for tanks and associated piping heretofore abandoned or taken out-of-service), fuel equipment, sidewalks, driveways, curbs, approaches, and parking lots, in, on or about the Demised Premises (hereinafter collectively called "Improvements") shall be kept in good order and repair by the Tenant at the Tenant's sole cost and expense, ordinary wear, tear and obsolescence excepted. The Tenant shall make all repairs and replacements, ordinary as well as extraordinary, foreseen and unforeseen, structural or otherwise, which may be necessary or required so that the Demised Premises and the Improvements shall remain in good and operable condition, ordinary wear, tear and obsolescence only excepted.

     9.  SURRENDER

       Tenant shall on the expiration or the sooner termination of the Term surrender to Landlord the Demised Premises, including all buildings, replacements, changes, additions and improvements, broom-clean and in the same condition as existed as of the Commencement Date of this Lease, ordinary wear, tear and obsolescence excepted, subject to the provisions of Section 29. If Tenant fails to remove any of its personal property, fixtures, machinery and equipment at such expiration or other termination of this Lease within ten (10) days from written notice from Landlord, the same shall be deemed abandoned by the Tenant in which event such property or any part thereof shall become the property of the Landlord without any payment or offset therefor, provided Tenant shall reimburse Landlord for Landlord's reasonable costs associated with removal thereof. The Tenant shall repair and restore the Demised Premises and save the Landlord harmless from all damage to the Demised Premises caused by such removal of such property by Tenant. Landlord shall not be responsible for any loss or damage occurring to any property owned by Tenant or any subtenant. The provisions of this Article shall survive any termination of this Lease.

     10.  REPRESENTATIONS, WARRANTIES AND COVENANTS.

      A.  Representations and Warranties.   Landlord  hereby
represents and warrants to Tenant as follows:

      (i) Possession: Subject to paragraph 2 above, the Demised Premises shall be delivered by Landlord free of all tenancies, occupancies and other possessory rights as of and upon the Commencement Date, subject to the Permitted Exceptions set forth in Schedule D attached hereto.

      (ii) No Condemnation. There is no pending or, to the best knowledge of Landlord, threatened condemnation or similar proceeding affecting the Demised Premises or any portion thereof, nor does Landlord have knowledge that any such action is presently contemplated.

      (iii)   Compliance with Laws.  Except as  provided  in
Section 12, to the best knowledge of Landlord, Landlord and Landlord's agents, tenants' and predecessors in interest have complied in all material respects with all applicable laws, ordinances, regulations, statutes, rules and restrictions pertaining to the Demised Premises and the operation of the Truckstop Facility thereon prior to the Commencement Date.

      (iv) Litigation. Except as provided in Section 12, there are no legal actions, suits or other legal or administrative proceedings, including condemnation cases, pending or, to the best knowledge of Landlord, threatened, against the Landlord or the Demised Premises, which involve, relate to or affect the operation of the Truckstop Facility thereon in a manner which has or may have material adverse effect on the Truckstop Facility as presently operated.

      (v)  Undisclosed Liabilities.   Except as provided  in
Section 12, Landlord has no liabilities, whether or not accrued, absolute, contingent or otherwise, which could materially affect Tenant's possession and use of the Demised Premises as a Truckstop Facility as presently operated.

      (vi) Zoning. The Demised Premises is properly zoned for use as a Gasoline Station and Convenience Store with a parking lot. Landlord knows of no action or proceeding, pending or threatened, which will or may result in the modification or termination of such zoning. There is not now, nor will there be as of the Commencement Date, any material uncured violation of any zoning, building or similar law, ordinance or regulation.

      (vii)   No  Special Assessments.  No  portion  of  the
Demised Premises is affected by any special assessment, whether or not constituting a lien thereon.

      (viii) Commitments to Governmental Authorities. No commitments have been made to any Governmental Authority, utility company, school board, assessing unit, or other organization, group or individual, relating to the Demised Premises, which would impose any obligation upon the Tenant or its successors or assigns to make any contribution or dedications of money or land, or to construct, install or maintain any improvements of a public or private nature on or off the Demised Premises. No Governmental Authority has imposed any requirement that any owner or tenant of the Demised Premises pay directly or indirectly any special fees or contributions or incur any expenses or obligations in connection with any operations on the Demised Premises or any part thereof.

      (ix) Available Sewer and Water Lines. There are in existence water and sewer lines and systems to the Demised Premises having adequate capacity for the transmission of water and the operation of sanitary and storm sewers to service the Demised Premises and the operation thereon of a Gasoline Station and Convenience Store, as presently conducted, all of which are available without the payment of any fees, charges, or costs, (except for usual and customary usage charges) and without any obligation on Tenant to construct, install, or modify such systems, either on or off the Demised Premises in order to operate the Gasoline Station and Convenience Store.

   Except as otherwise provided herein, Landlord is not making any representations or warranties regarding the physical condition of the Demised Premises.

B. LANDLORD'S COVENANTS. Landlord covenants to Tenant as follows:

     (i) Covenant of Title. Landlord is well seized of and has good marketable and indefeasible title to the Demised Premises, including the personal property, fixtures, machinery and equipment subject to this lease, free and clear of all mortgages, liens, encumbrances, leases, tenancies, security interests, covenants, conditions, restrictions, rights-of-way, easements, judgments and other matters affecting title, except as disclosed in Schedule D attached hereto, Permitted Exceptions, and except for the Excluded Assets set forth on Schedule B attached hereto.
Landlord warrants and will defend such title as herein described.

      Landlord further covenants and agrees that it will diligently obtain and deliver to Tenant as soon as practicable after execution of this Lease an appropriate instrument from the Mayor and City Council of the Baltimore (the "City"), confirming that the improvements required to be constructed under the Land Disposition Agreement, as amended, have been completed to the extent necessary to terminate any reverter rights held by the City under such document.

      (ii) Covenant of Quiet Enjoyment. Tenant, upon paying the rent and performing the other terms, provisions and covenants of this Lease, shall and may, at all times during the Term of this Lease, peaceably and quietly have, hold and enjoy the Demised Premises free of molestation or disturbance by the Landlord.

      (iii) Covenant Not To Compete. Provided this Lease has not been terminated, that Tenant is operating a Gasoline Station and Convenience Store thereon, that the Lease is in full force and effect, and that Tenant is not in default beyond any applicable grace period, Landlord covenants and agrees that any land (other than the Demised Premises) located within fifty (50) miles of the Demised Premises whether now or hereafter owned or leased by Landlord shall not, during the term of this Lease and any extensions thereof, be leased, used or occupied as a Gasoline Station and Convenience Store or for the sale, storage or dispensing of fuel for automobiles or trucks.

      (iv) Liens and Encumbrances. Except as expressly provided in the Permitted Exceptions, Landlord covenants and agrees not to suffer the Demised Premises at any time during the said term of this lease or any extension hereof to any lien, charge, or encumbrance superior to this Lease, and to indemnify and keep indemnified Tenant against all such liens, charges and encumbrances.

      (v) Personal Property: Except for the assets and properties set forth in Schedule B attached hereto, Landlord covenants and agrees that possession of the personal property, furniture, fixtures, machinery, equipment or other property located or in operation at or on the Demised Premises as of August 1, 1995, will be delivered to Tenant on the Commencement Date, and further covenants and agrees that the same shall, as of the Commencement Date, be in substantially the same condition as existed as of said August 1, 1995, ordinary wear and tear excepted, suitable for operation of the Gasoline Station and Convenience Store as it is operated as of the date hereof in all material respects.

      11. COMPLIANCE WITH LAW. Throughout the Term of this Lease, the Tenant shall, at its own cost and expense, promptly observe and comply with all laws, orders, regulations, rules, ordinances and requirements of the federal, state, county and local governments, and of each of them, and of any and all of its or their administrative departments, bureaus and officials, and of the local fire insurance rating organization, and of all insurance companies writing policies covering the premises or any part thereof, whether such laws, orders, regulations, rules or requirements relate to structural repairs, changes or alterations to or in and about the premises or any buildings or improvements thereon or to repairs, changes or alterations incident to or as the result of any use or occupation of the premises, or use of the adjacent sidewalks, and whether the same now are in force, or that may, at any time in the future, be enacted or directed. The Tenant shall pay all costs, expenses, claims, fines, penalties and damages that may in any manner arise out of or be imposed because of the failure of the Tenant to comply with these covenants, and shall hold Landlord harmless of and from all costs, expenses, damages, liabilities, and obligations arising from the failure of Tenant to comply with these laws. Notwithstanding anything to the contrary herein, the foregoing indemnity shall not apply to the extent caused by or contributed to by Landlord, (subject to the provisions of paragraph 12 below).

     12.  ENVIRONMENTAL MATTERS.

      (a) Landlord and Tenant acknowledge that there have been substantial tests, investigations and evaluations of the environmental condition and compliance of the Demised Premises, including, but not limited to, the following:

     1.   Phase II Environmental Site Assessment by Southern
     Well and Recovery Corp., dated January, 1996

     2.   Petrotech Tank Tightness Tests, dated November 14,
     1995

     3. Site Investigation Report, Baltimore Port Truck Plaza and Mobil Service Station, dated September, 1995, prepared by APEX Environmental Inc. for Travel Ports of America, Inc., and Addendum to Site Investigation
     Report:  Underground Storage Tank Compliance Issues.

     4.   Tank  Test  Information  -  Shirley  Environmental
     Testing, Inc.

                Baltimore Travel Plaza (Truckstop), Job Nos.
          111399 and  111398

          Mobil Station, Job Nos. 111400 and 111404
     Tank Test Results for Tanks and Line Leak Detectors

     Reports  from  Guardian Corrosion Control  Corp.,  Test
     Results   from  STIP-3  Cathodic  Protection  Tank   at
     Truckstop and Mobil Station.

     5.    Letter   Report:   To  Maryland   Department   of
     Environment
                           From:   Environmental   Technical
Services
                                              Date:  October
                         27, 1994
                         Re:  Baltimore Travel Plaza (Mobil)
                              Closure Sampling Report

                              6.   Tank Test Results:    NDE
                              Environmental      Corporation
                              11/1/93

     7.  Phase II Environmental Assessment of Baltimore Port
     Truck  Plaza,  dated March 10, 1993,  prepared  by  EMG
     Environmental Management Group, Inc.

The foregoing reports are collectively referred to herein as the "Environmental Audits".

       Notwithstanding anything to the contrary herein, Landlord agrees to assume responsibility for, and hold Tenant harmless from, all costs, expenses, damages, liabilities and obligations associated with the Base Line Data, as that term is defined herein, including the cost of investigation, monitoring, cleanup, restoration and remediation thereof in compliance with the requirements of the Environmental Protection Agency, the Maryland Department of Environment, or other governmental agency which may exercise jurisdiction and authority over the Demised
Premises, (hereinafter the "Environmental Authorities"). For purposes of this Lease, the term "Base Line Data" shall mean any petroleum, hazardous substance, hazardous waste or other environmental contamination: (i) set forth or described in the Environmental Audits; (ii) known to Landlord prior to the Commencement Date or discovered as a result of the activities described in Landlord's Environmental Action Plan described in subparagraph (b) below; or (iii) disclosed to the Environmental Authorities prior to the Commencement Date.

      (b) Landlord agrees to proceed with the cleanup, remediation and other activities described in Landlord's Environmental Action Plan, a copy of which is attached hereto and marked Exhibit "F". If as a result of the activities described in Landlord's Environmental Action Plan, or other activities with respect to the Base Line Data, the levels thereof are correspondingly reduced, the reduced levels, as documented and reported to the Environmental Authorities, shall represent the "New Base Line Data".

      (c) Tenant agrees to comply with all requirements of Environmental Authorities insofar as they relate to operation of the Demised Premises after the Commencement Date. Tenant's obligation includes, but is not limited to compliance with operation, closure and upgrading requirements relating to its operation on the Demised Premises after the Commencement Date. Tenant agrees to assume responsibility for and hold Landlord harmless from all costs, expenses, damages, liabilities and obligations arising from violation by Tenant of any requirement of Environmental Authorities pertaining to Tenant's operation of the Demised Premises after the Commencement Date and contamination arising after the Commencement Date, including the costs of (i) cleanup and remediation required by Environmental Authorities or this Lease, (ii) defense of any claim brought by third parties arising from environmental contamination, or (iii) failure to comply with requirements of Environmental Authorities or this Lease, in each case, to the extent relating to conditions arising on or after the Commencement Date.

     (d) Landlord agrees to comply with all requirements of Environmental Authorities insofar as they relate to operation of the Demised Premises prior to the Commencement Date. Landlord's obligation includes, but is not limited to, compliance with cleanup, remediation, investigation and closure requirements relating to operation on the Demised Premises prior to the Commencement Date, except that Tenant shall comply with all closure and upgrading requirements for equipment used by it to the extent closure or upgrading is required after the Commencement Date. Landlord agrees to assume responsibility for and hold Tenant harmless from all costs, expenses, damages, liabilities and obligations arising from violation by Landlord of any requirement of Environmental Authorities pertaining to operation of the Demised Premises prior to the Commencement Date and contamination arising prior to the Commencement Date, including the costs of (i) cleanup and remediation required by Environmental Authorities or this Lease, (ii) defense of any claim brought by third parties arising from environmental contamination, or (iii) failure to comply with requirements of Environmental Authorities or this Lease, in each case, to the extent relating to conditions arising before the Commencement Date.

     (e) Tenant agrees to diligently report and cleanup all spills, leaks, discharges, or releases of petroleum products or hazardous substances during its tenancy, and agrees that environmental contamination arising after the Commencement Date shall be Tenant's sole obligation and responsibility. Notwithstanding the foregoing, in no event shall Tenant be obligated to cleanup or remediate petroleum or other environmental contamination at a location to levels which are below the Base Line Data for that same location, except that, if as a result of a release for which Tenant is responsible, Environmental Authorities also require remediation of environmental contamination for which Landlord is responsible, Tenant shall conduct the remediation until such time as the contamination is reduced to the levels of the Base Line Data or New Base Line Data. Tenant and Tenant's agents and contractors shall have the continuing right upon and after expiration or sooner termination of this Lease to enter the Demised Premises to monitor, investigate, cleanup and restore the Demised Premises. Landlord agrees that no action or proceeding, seeking damages, equitable relief or otherwise, shall be commenced against Tenant provided and for so long as Tenant is proceeding with reasonable diligence with activities designed to reduce such environmental contamination to levels which approximate the Base Line Data or the New Base Line Data, as the case may be. Except to the extent additional contamination above the Base Line Data or New Base Line Data is discovered, which contamination arises after the Commencement Date, when such levels are achieved, Tenant shall have no further liability to Landlord for the environmental condition of the Demised Premises. For purposes of this paragraph, Tenant shall be deemed to be proceeding with reasonable diligence with such activities for so long as it complies with the requirements of the Environmental Authorities, in the proper exercise of their jurisdiction and authority.

      (f) If, after the Commencement Date, Tenant discovers any abandoned underground storage tanks, other than those used or operated by Tenant after the Commencement Date, Tenant shall notify the Landlord in writing within sixty
(60) days of the date of discovery. Landlord shall assume responsibility for removal and closure of such tanks and any environmental investigation, monitoring or remediation associated therewith.

      (g) Neither Landlord nor Tenant shall be required to remediate any contamination beyond requirements of the Environmental Authorities.

      (h) The foregoing notwithstanding, upon Landlord's sale to Tenant of the Demised Premises, whether pursuant to paragraph 29 or otherwise, Landlord shall have no further obligation to Tenant for the environmental condition of the Demised Premises or for compliance with requirements of the Environmental Authorities, except that Landlord shall have continued responsibility with respect to any Baseline Contamination or New Baseline Contamination which, prior to the end of the term of the Lease, was reported to
Environmental Authorities and for which environmental Authorities have specifically required initiation, prior to the end of the term of the Lease, of environmental investigation, assessment, cleanup, remediation, and/or removal (collectively herein "Baseline Response Activities"). Landlord shall have responsibility to diligently proceed with such Baseline Response Activities through to completion. Landlord's responsibilities with respect to such Baseline Response Activities shall be deemed completed at such time as: (a) Landlord certifies to Tenant in writing that such Baseline Activities have been completed in accord with the requirements of the Environmental Authorities, and (b) such Environmental Authorities have issued a letter or other documents indicating that no further Baseline Response Activities are required.

     Nothing in this Section 12 shall be deemed to affect or impair, or be construed as a release of, any right or claim of Landlord to insurance coverage, contribution or indemnification, which Landlord would otherwise be entitled to but for this Section 12. To the extent Landlord's obligations are limited by this Section 12, Landlord agrees to assign to Tenant the proceeds of any such policy of insurance or right to contribution or indemnification, which, but for this section, would be payable or otherwise inure to Landlord, and further agrees that Tenant may prosecute in the name of Landlord any such right or claim for insurance coverage, contribution or indemnification.
      13. MECHANICS' LIENS. Tenant shall have no power to subject the Demised Premises or Landlord's interest in the premises to any mechanics' or other liens. If any mechanics' or other liens or order for payment of money shall be filed against the subject premises or any building or improvement thereon by reason of or arising out of any labor or material furnished or alleged to have been furnished or to be furnished to or for the Tenant at the Demised Premises, or for or by reason of any change, alteration or addition or the cost or expense thereof or any contract relating thereto, the Tenant shall cause the same to be canceled and discharged of record, by bond or otherwise as allowed by law at the expense of the Tenant, within sixty (60) days after written demand therefor.

     14. PERMITS AND ASSUMED CONTRACTS.

       (a) Tenant has entered into this Lease in the expectation of obtaining, after expiration of all applicable appeal periods, all permits, licenses, permissions, changes, variations and or other authorizations (hereinafter call "Permits") necessary for the operation of the Gasoline Service Station and Convenience Store (herein the "facility"), including without limitation all licenses, authorizations and permits necessary or required to sell petroleum products and alcoholic beverages. Tenant agrees to diligently make and prosecute all necessary applications for such Permits without unreasonable delay after the execution hereof. Tenant may, but shall not be obligated to cancel this lease if after first application therefor, any of such Permits are denied or are not obtained within ninety
(90) days from Commencement Date of this Lease. Tenant may similarly elect to cancel this Lease in the event all Permits under the Truck Ex Lease and the Truckstop Lease are not obtained within the time and in the manner specified therein. To the extent any of the Permits are transferable or assignable, Landlord agrees, at Tenant's sole expense, to assign and transfer any such Permits requested by Tenant to the name of Tenant or Tenant's designee.

      (b) Landlord agrees to make available for Tenant's use at the Demised Premises all Permits held by or in the name of Landlord, to the extent the same are necessary for Tenant to commence and continue operations at the Demised Premises on the Demised Premises as of the Commencement Date and for so long as Tenant's applications for the such Permits are pending or otherwise not obtainable. Tenant agrees to defend, indemnify and hold harmless Landlord, and the holders of such Permits if other than Landlord from any cost, loss, liability, expense (including reasonable attorneys fees), and damage suffered or sustained by Landlord by reason of Tenant's use of said Permits or operations at the Demised Premises under the authority thereof. The fees and expenses of maintaining any such Permits after the Commencement Date shall be borne solely by Tenant.

      (c) As of the Commencement Date, Tenant agrees to assume Landlord's rights, duties and obligations with respect to the contracts and agreements set forth and described in Exhibit D, Schedule of Assumed Contracts, attached hereto. Tenant further agrees to defend, indemnify and hold Landlord harmless from any cost, loss, liability, expense (including reasonable attorneys fees), and damage suffered or sustained by Landlord by reason of Tenant's breach or non-performance thereof at any time after the Commencement Date.

       15.    PETROLEUM  INVENTORY  AND  RETAIL   INVENTORY;
REIMBURSEMENT FOR CAPITAL EXPENDITURES.

        A. Petroleum Inventory and Retail Inventory. Provided this lease is in full force and effect, and possession of the Demised Premises has been delivered to Tenant, Tenant agrees to purchase from Landlord, all of Landlord's inventory of useable and saleable motor fuels for resale, (herein the "Petroleum Inventory"), and Landlord's convenience store, restaurant and other inventory, and other supplies (herein the "Retail Inventory") on hand as of the Commencement Date. The price for the Petroleum Inventory and the Retail Inventory shall be determined as follows:

     (i) Petroleum Inventory. The purchase price for the Petroleum Inventory shall be the lower of cost or market. The cost of the Petroleum Inventory shall be the invoiced cost thereof, if available, as documented by Landlord. Such valuation shall be on a "first in, first out" basis, such that only the most recent purchases of products shall be deemed to be included in its unsold Petroleum Inventory. The market price of the Petroleum Inventory shall be determined as the cost of the same products from the same supplier as of the Commencement Date. In no event shall Tenant be obligated to purchase any portion of the Petroleum Inventory which is not merchantable, usable and saleable, or which is contaminated or unfit for resale as Tenant in its sole discretion reasonably determines.
     (ii) The Retail Inventory shall be audited by an independent inventory firm agreed upon by the parties on the Commencement Date, or as soon thereafter as is practicable. The purchase price for the Retail Inventory shall be the lower of cost or market. The cost of the Retail Inventory shall be the invoiced cost thereof, as documented by Landlord, if available. Such valuation shall be on a "first in, first out" basis, such that only the most recent purchases of products shall be deemed to be included in the Retail Inventory. The Retail Inventory shall not include, and Tenant shall not be obligated to purchase items which are obsolete, discontinued, damaged, or otherwise unmerchantable items, the determination of which shall be at Tenant's reasonable discretion. The market price of the Retail Inventory shall be determined as the cost of the same products from the same supplier as of the Commencement Date. Subject to agreement by both parties, the cost of the Retail Inventory may be computed by discounting the retail value of such audited Retail inventory at the Demised Premises by a percentage equal to average gross margin for the previous twelve (12) month period, if available.

      B. Reimbursement for Capital Expenditures. Tenant agrees to reimburse and pay to Landlord an amount equal to Landlord's capital expenditures for improvements to personal or other property used in connection with the Demised Premises, made or incurred by Landlord since September 1, 1995, all of which shall be and hereby are made subject to this Lease. Notwithstanding the foregoing, Tenant shall not be required to pay or reimburse to Landlord an amount greater than $5,000 in the aggregate for such items. Tenant shall make such payment with Tenant's first installment of rent due hereunder.

     16.  INDEMNIFICATION; INSURANCE.

     A. Tenant's Indemnification. Tenant agrees to defend, indemnify, and hold Landlord harmless at all times from and after the Commencement Date, from and against any losses, liabilities, damages, expenses (including reasonable attorneys fees), obligations, suits, actions, claims, and demands relating to, arising out of or caused in any manner by (i) liabilities and obligations of Tenant, its subtenants, licensees and invitees arising on or after the Commencement Date, or which result from operations of Tenant on or after such date; (ii) any misrepresentation or breach of warranty or covenant on the part of the Tenant under this Lease; and (iii) except as otherwise provided herein, any and all losses, damages, costs or expenses incurred or sustained by Landlord resulting from, arising out of or relating to a claim made by any third party or governmental agency for any act, condition, event, or state of facts relating to the Demised Premises, occurring subsequent to the Commencement Date. Notwithstanding anything to the contrary herein, the foregoing indemnities expressly exclude and shall not apply to the extent caused by or contributed to by Landlord, (subject to the provisions of paragraph 12). Tenant's obligation shall survive termination of this Lease, whether by purchase or otherwise.

      B. Landlord's Indemnification. Landlord agrees to defend, indemnify, and hold Tenant harmless at all times from and after the Commencement Date, from and against any losses, liabilities, damages, expenses (including reasonable attorneys fees), obligations, suits, actions, claims, and demands relating to, arising out of or caused in any manner by: (i) liabilities and obligations of Landlord and its prior tenants, subtenants, licensees and invitees prior to the Commencement Date, or which result from operations of the Demised Premises prior to such date, except as modified by paragraph 12 above; (ii) any misrepresentation or breach of warranty or covenant on the part of the Landlord under this Lease; (iii) a claim made by any third party or governmental agency for any act, condition, event, or state of facts relating to the Demised Premises, occurring or in existence prior to the Commencement Date, except as modified by paragraph 12 above; (iv) any claim by creditors of Landlord or Landlord's tenants, subtenants or licensees under Article 6 of the Uniform Commercial Code, which in any way affects or may affect Tenant's use, possession and enjoyment of the Demised Premises or the personal property, fixtures, machinery and equipment subject to this Lease; and
(v) any claims by local, State or Federal authorities for unpaid taxes, assessments, interest or penalties of Landlord, its tenants, subtenants or licensees, attributable to the Demised Premises or operations thereon prior to the Commencement Date. Notwithstanding anything to the contrary herein, the foregoing indemnities expressly exclude and shall not apply to the extent caused by or contributed to by Tenant. Subject to the limitations expressly provided herein, Landlord's obligations shall survive termination of this Lease, whether by purchase by Tenant or otherwise.

      C. Insurance. Tenant agrees at Tenant's expense to maintain in force continuously throughout the term of this Lease and any extension hereof public liability insurance covering the Demised Premises, with limits of not less than $3,000,000.00 for death or injury to one person, $5,000,000.00 for death or injury to more than one person, and $2,000,000.00 for property damage, and shall upon written request of Landlord furnish Landlord a certificate issued by Tenant's insurer that such policies of insurance and any renewals thereof are in force. Renewal policies with such proof shall be delivered to Landlord within thirty
(30) days prior to expiration of policies. Landlord shall be named as an additional insured, as its interest may appear, on all such policies of insurance.

      Tenant shall at all times during the Term hereof, at its own expense, insure and keep insured by responsible insurance companies authorized to do business in the state where the Demised Premises are located, the buildings on the premises, and all alterations, extensions and improvements thereto and replacements thereof together with all fixtures, machinery and equipment located thereon, against loss or damage by fire and the risks contemplated within the extended coverage endorsement, for the replacement value of the Demised Premises. Tenant agrees to pay the premiums on the insurance when such premiums become due and payable, and to promptly deliver to and deposit with the Landlord all policies of insurance with due proof of payment of premiums. All policies of fire and other insurance shall be for the benefit of the Landlord, Tenant and any lender holding a mortgage on Landlord's interest in the premises superior to this Lease, as their interests may appear. The interest of any such mortgagee shall be covered by the customary mortgagee endorsement employed in this state.

       D. Survival. (a) All covenants, agreements, representations and warranties made by the parties in this Agreement, and in any other certificates and documents delivered in connection herewith, shall survive the Commencement Date. All representations and warranties made by the Landlord in this Lease shall survive the Commencement Date under this Agreement to the extent of all claims related thereto which are made on or before the General Bar Date, (defined below), or thereafter to the extent any such claims are or would be, but for this limitation, covered by any policy of liability, casualty or other contract of insurance or other contract or agreement pursuant to which Landlord is, or would be, but for this limitation, entitled to contribution or indemnification. For purposes hereof, the "General Bar Date" shall mean March 1, 1999.

       Notwithstanding the foregoing and subject to subparagraph F below, Upper Limit, (i) Landlord's representations, warranties and covenants regarding environmental conditions or liability relating to the Demised Premises shall be governed solely by paragraph 12 above, and (ii) Landlord's representations, warranties and covenants regarding tax liabilities of the Landlord or its predecessors and title to the Demised Premises, shall survive the Commencement Date and be binding on Landlord throughout the term of this Lease, and for so long as Landlord's obligations with respect thereto are executory.

      E. Basket. Except as set forth in subparagraph G below, Tenant shall be entitled to indemnification hereunder for all losses, costs, expenses or damages with respect to or resulting from breach of any representation or warranty by the Landlord or any unknown environmental condition of or liability with respect to the Demised Premises (herein "Losses"), only after the aggregate of all such Losses exceeds the sum of Fifty Thousand Dollars ($50,000), herein (the "Basket").

     F. Upper Limit. Subject only to subparagraph G below, the parties agree that the Tenant shall be entitled to recover from the Landlord for Losses suffered by the Tenant, only up to an aggregate amount of Five Hundred Thousand Dollars ($500,000.00), (over and above, and in addition to any amount payable under any policy of insurance or claim for indemnification or contribution otherwise inuring to Landlord), the sole source of which, (except in the case of a wilful or intentional breach), shall be Tenant's right of set-off under Section 23 hereof.

       G. Exclusions from Basket and Upper Limit. Notwithstanding anything to the contrary herein, the limitations set forth in subparagraphs E and F above shall not affect, impair, restrict or limit, and there shall be excluded from the Basket and Upper Limit, Losses suffered by Tenant in connection with or as a result of (i) claims, demands, liabilities or actions by, against or relating to the Landlord's present or former tenants of the Demised Premises, or creditors of such tenants, (collectively herein "Tenant Matters"), (ii) Landlord's obligations with respect to the Baseline Data under Section 12 above, (herein "Baseline Matters"), (iii) claims made, threatened or asserted, or liabilities or breach of representations or warranties of which the Landlord or its affiliates have knowledge, in each case prior to the Commencement Date, (herein "Known Claims"); (iv) Landlord's affirmative covenants in this Lease, (other than Landlord's covenants with respect to unknown environmental conditions under
Section 12 above), including, without limitation Landlord's obligation to deliver to Tenant good and marketable title to and possession of the Demised Premises, (herein "Title Matters").

      H.   Preservation of Insurance, etc.  Nothing in  this
Section 16 shall be deemed to affect or impair, or be construed as a release of, any right or claim of Landlord to insurance coverage, contribution or indemnification, which Landlord would otherwise be entitled to but for this Section. To the extent Landlord's obligations are limited by this Section 16, Landlord agrees to assign to Tenant the proceeds of any such policy of insurance or right to contribution or indemnification, which, but for this section, would be payable or otherwise inure to Landlord, and further agrees that Tenant may prosecute in the name of Landlord all such right or claim for insurance coverage, contribution or indemnification. Nothing in this Section 16 shall be deemed an assumption by either party of any liability of the other.

     17. DAMAGE OR DESTRUCTION. In case of casualty to the Demised Premises resulting in damage or destruction thereto such that the premises are substantially unfit for the occupancy or use herein contemplated, Tenant shall promptly give written notice thereof to Landlord. In such event Tenant shall restore, repair, replace, rebuild or alter the Demised Premises, at Tenant's sole cost and expense, as nearly as possible to its value, condition and character immediately prior to such damage or destruction. Tenant shall promptly and diligently restore the Demised Premises at Tenant's expense to substantially the same condition existing prior to the occurrence of the casualty or peril.

     18. CONDEMNATION

      (a) If the whole or any part of the Demised Premises shall be taken or condemned by any competent authority for any public use or purpose during the term or any extension of this Lease, Tenant reserves unto itself the right to claim and prosecute its claim in all appropriate courts and agencies for an award or for damages for such taking based upon its leasehold ownership interests in the Demised Premises, and the buildings, improvements, fixtures, machinery, equipment and other personal property located thereon, without impairing Landlord's rights with respect to such taking or injury to Landlord's reversion. Tenant shall have the right to participate in any condemnation proceedings or agreement as aforesaid for the purpose of protecting Tenant's interest hereunder. Landlord shall not enter into any agreement with respect to any such taking or proceeding which may affect Tenant's rights under this paragraph without Tenant's prior written consent.

      (b) Notwithstanding the foregoing, if at any time during the Term of this Lease title to the whole or substantially all of the Demised Premises shall be taken by the exercise of the right to condemnation or eminent domain, such that the Demised Premises are not suitable or fit for the use herein contemplated, or in the event the award for such taking is less than the Purchase Price, Tenant may at, Tenant's option cancel and terminate this Lease without liability as of the date of such taking and the rent provided to be paid by Tenant shall be apportioned and paid to the date of such taking.

      (c) In the event that title to less than the whole or substantially all of the Demised Premises shall be taken as aforesaid, this lease shall terminate only with respect to the portion of the Demised Premises so taken. In such event, this Lease shall continue with respect to the portion of Demised Premises not so taken, provided that, to the extent the Landlord receives any proceeds of such taking, the annual rent reserved herein and the purchase price set forth in Section 29 below shall be equitably reduced.

     19.  CURING TENANT'S DEFAULTS

      Should Tenant fail to perform any of its obligations imposed by the terms of this Lease promptly before the accrual of any penalty as provided by law or by any mortgage superior to the Lease, the Landlord may perform the same and add any such sum or sums paid or expended in such performance to any rent then due or thereafter falling due with the same effect as if these sums shall be and are additional rental. However, this does not grant Tenant any license or privilege to allow the Demised Premises to be without the insurance coverage and the failure to promptly comply with such requirements shall entitle Landlord to immediately obtain the necessary insurance, and the cost thereof shall be additional rent and collectible as such.

     20. ASSIGNMENT AND SUBLEASES. Tenant shall not assign or sublet its interest under this Lease, except to a parent, subsidiary or affiliate corporation of Tenant, without Landlord's prior written consent, which consent shall not be unreasonably withheld. In the event of any such assignment, Tenant shall remain primarily liable for the payment of all rent required to be paid hereunder and for the performance of all terms, covenants and conditions herein undertaken by Tenant. Without limitation, it is agreed that Tenant shall have the right to mortgage or otherwise encumber its Leasehold interest. Any such assignment shall not be valid or binding upon Landlord until Landlord shall have received an original Assignment and Assumption Agreement executed by the Assignee wherein the Assignee shall assume the obligations of Tenant under this Lease for the benefit of Landlord or an original duplicate sublease which shall be subject to the terms of this Lease.

     21. MORTGAGING OF LEASEHOLD ESTATE. In the event that Tenant shall mortgage its leasehold estate and the mortgagees or holders of the indebtedness secured by the leasehold mortgage or trust deed shall notify Landlord in the manner hereinafter provided for the giving of notice, of the execution of such mortgage or trust deed and name the place for service of notice upon such mortgagee, or holder of indebtedness, then in such event, Landlord hereby agrees for the benefit of such mortgagees or holders of indebtedness from time to time:

      (a) That Landlord will give to any such mortgagee or holder of indebtedness simultaneously with service on Tenant, a duplicate of any and all notices or demands given by Landlord to Tenant from time to time. Such notices shall be given in the manner and be subject to the provisions of the notice provisions of this Lease.

      (b) That such mortgagee or holder of indebtedness shall have the privilege of performing any of Tenant's covenants hereunder or of curing any default of Tenant hereunder or of exercising any election, option or privilege conferred upon Tenant by the terms of this Lease.

      (c) That Landlord shall not terminate this Lease or Tenant's right of possession for any default of Tenant, if, within the period of time within which Tenant might cure said default under the provisions of this Lease, such mortgagee or holder of indebtedness commences to eliminate the cause of such default and proceeds therewith diligently and with reasonable dispatch as provided.

     (d) That, except for the rights to terminate contained in this Lease, no right, privilege or option to cancel or terminate this Lease, available to Tenant, shall be deemed to have exercised effectively unless joined in by any such mortgagee or holder of the indebtedness.
     (e) That no liability for the payment of rental or the performance of any of Tenant's covenants and agreements hereunder shall attach to or be imposed upon any mortgagee, trustee under any trust deed or holder of any indebtedness secured by any mortgage or trust deed upon the leasehold estate, unless such mortgagee, trustee, or holder of indebtedness forecloses its interest and becomes the Tenant hereunder.

     22.  DEFAULT PROVISIONS

A. Tenant's Default.

      (a) If any one or more of the following events (herein sometimes called "Events of Default") shall happen:

      (1) if default shall be made in the due and punctual payment of the rent reserved under this Lease when and as the same shall become due and payable which default continues for a period of ten (10) days after receipt of written notice thereof from Landlord to Tenant; or

      (2) if default shall be made by Tenant in the performance of or compliance with any of the covenants, agreements, terms or provisions contained in this Lease, other than those referred to in the foregoing paragraph
(a)(1), and such default shall continue for a period of thirty (30) days after written notice thereof from Landlord to Tenant, except that in connection with a default not curable with due diligence within thirty (30) days, the time of Tenant within which to cure the same shall be extended for such time as may be necessary to cure the same with all due diligence, provided Tenant commences promptly and proceeds diligently to cure the same and further provided that such period of time shall not be so extended as to subject Landlord to any criminal liability; or

      (3) if Tenant shall file a voluntary petition in bankruptcy or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties or of the Demised Premises or any interest of Tenant therein; or

      (4) if within thirty (30) days after the commencement of any proceeding against Tenant seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other law, such proceeding shall not have been dismissed;

      (5) if the Demised Premises shall be abandoned by Tenant; or

      (6)  if an Event of Default occurs under the Truckstop
Lease or the Truck Ex Lease;

then and in any such event Landlord at any time thereafter during the continuance of such Events of Default, may give written notice to Tenant that this Lease and the Term hereby demised and all rights of Tenant under this Lease shall expire and terminate, subject to prorations and continuing obligations as herein provided.

      (b) Upon any such expiration or termination of this Lease, Tenant shall quit and peacefully surrender the Demised Premises to Landlord, and Landlord, upon or at any time after any such expiration or termination, may without further notice, enter upon and re-enter the Demised Premises and possess and repossess itself thereof, by summary proceedings, ejectment or otherwise, and may dispossess Tenant and remove Tenant and all other persons and property from the Demised Premises and may have, hold and enjoy the Demised Premises and the right to receive all rental income of and from the same. Any improvements on the Demised Premise, (except for Tenant's personal property and trade fixtures), shall become the sole property of Landlord. Re-entry and removal may be accomplished by summary dispossess proceedings, by any suitable action or proceeding at law, by force, or otherwise. Landlord shall be entitled to the benefits of all provisions of law respecting the speedy recovery of lands and tenements and may maintain proceedings in forcible entry and detainer. Tenant waives any right to the service of any notice of Landlord's intention to re-enter provided pursuant to any present or future law. Landlord shall not be liable in connection with any action it takes pursuant to this paragraph. Notwithstanding any termination; any expiration of Tenant's right, title and interest pursuant to this Lease, or any re-entry, repossession, dispossession, taking of possession or removal, Tenant's liability under all of the provisions of this Lease shall continue as herein provided.

      (c) At any time or from time to time after such expiration or termination, Landlord may relet the Demised Premises or any part thereof, in the name of Landlord or otherwise, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the Term of this Lease) and on such conditions (which may include concessions or free rent) as Landlord, in its uncontrolled discretion, may determine and may collect and receive the rents therefor. Notwithstanding the termination or expiration of Tenant's right, title and interest under this Lease, entry, repossession, dispossession or removal, Tenant shall be liable to Landlord each month (and shall pay within ten days after a bill therefor is submitted by Landlord) for the difference between: (x) all rent and other amounts payable under the Lease; expenses incurred by landlord in securing, protecting and re-entering the Demised Premises and taking possession thereof, in performing any of Tenant's obligations, in maintaining and repairing the Demised Premises, whether for re-letting or otherwise, and in re-letting the Demised Premises; and (y) the net proceeds of any re-letting. However, Landlord shall not be obligated to re-let the Demised Premises.

      (d) Landlord and Tenant, so far as permitted by law, waive and will waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of said premises, or any claim of injury or damage.

      (e) No failure by Landlord to insist upon the strict performance of any covenant, agreement, term or condition of this Lease or to exercise any right or remedy consequent upon a breach thereof, and no acceptance of full or partial rent during the continuance of any such breach, shall constitute a waiver of any such breach or of such covenant, agreement, term or condition. No covenant, agreement, term or condition of this Lease to be performed or complied with by Tenant, and no breach thereof, shall be waived, altered or modified except by a written instrument executed by Landlord. No waiver of any breach shall affect or alter this Lease, but each and every covenant, agreement, term and condition of this Lease shall continue in full force and effect with respect to any other then existing or subsequent breach thereof.

      (f) A charge equivalent to two percent (2%) per month of the payment amount will be due for any rent not received within ten (10) days of the due date (first day of the month) as specified in this Lease.

      (g) In addition to any other rights set forth above, Landlord shall have the right to cure Tenant's failure to perform any obligations set forth in the Lease, which failure remains uncured beyond any applicable cure period. Any amounts expended by Landlord shall be reimbursed to Landlord by Tenant, with interest thereon from the date of the bill at the rate of 5% above the prime or base rate of First National Bank of Maryland, N.A. The failure of this Lease to provide an explicit listing of all remedies shall not limit either party's right to exercise any or all remedies available at law or equity. The prevailing party shall be responsible for all legal fees and expenses incurred by the other in the event Landlord or Tenant exercises one or more of the remedies set forth in this
Section 22.

B. Landlord's Default.

      The parties acknowledge and agree that Tenant is entering into this Lease with the expectation and upon the condition that the Truck Ex Lease and Truckstop Lease will be valid, binding and effective according to their respective terms, so that Tenant will be able to use, possess and enjoy the property and premises subject thereto and the premises demised hereunder as a single economic enterprise. Landlord acknowledges and agrees that the landlords under the Truck Ex Lease and Truckstop Lease are affiliated with and related to Landlord, that such leases shall be construed consistently with terms and provisions hereof, and that a default by the landlord under either such lease shall be considered a default hereunder. In addition to and not exclusive of any right or remedy conferred pursuant to this Lease or at law or in equity, the parties agree that Tenant may terminate this Lease and the Truck Ex Lease and Truckstop Lease in the event of any material breach or default by Landlord of this Lease, or any material breach by the landlord under either the Truck Ex Lease or Truckstop Lease, in either case in which such breach or default remains uncured for a period of thirty (30) days from the date of written notice to Landlord, except that in connection with a default not curable with due diligence within thirty (30) days, the time of Landlord within which to cure the same shall be extended for such time as may be necessary to cure the same with all due diligence, provided Landlord commences promptly and proceeds diligently to cure the same.

      23. RIGHT OF SET-OFF. Landlord acknowledges that Tenant is relying upon the covenants, representations and warranties of the Landlord hereinbefore set forth and that matters so represented and warranted are material ones. Such covenants, representations, and warranties shall not be affected or impaired by any investigation made by Tenant. The breach or failure of any such covenants, representations or warranties shall constitute a default by the Landlord hereunder. Landlord agrees that if Landlord does not cure any such default within thirty (30) days after receipt of written notice from Tenant, (or if the default cannot be cured within thirty (30) days, if Landlord within such period commences such cure and thereafter be diligently prosecuting such cure) Tenant shall have the right to deduct its costs to cure said defaults from any rent reserved hereunder or any other sum payable by Tenant to Landlord pursuant to this Lease, (including any sums required to be paid by Tenant in connection with the transactions described in Section 29 below). These remedies are in addition to all other remedies Tenant may have in law or equity.

      Tenant agrees that if it is determined that Tenant has improperly set-off hereunder, Tenant shall be liable to Landlord for all resulting damages, including, but not limited to interest on the improper set-off at the rate of fifteen percent (15%) per annum. 24. SUCCESSORS AND ASSIGNS. The covenants and agreements contained in this Lease inure to the benefit of and are binding upon the parties hereto, their permitted successors and assigns.

      25. MEMORANDUM. This Lease shall not be filed for public record by any party hereto, but at Tenant's election, Landlord and Tenant shall execute and acknowledge a memorandum or short form lease for recording setting forth the parties, description of the Demised Premises, Term of the Lease, options for extension of the Term, options to purchase, if any, the easement and rights set forth in
Section 4 above, and any other provision hereof, the inclusion of which shall be mutually agreed upon by Landlord and Tenant. Tenant shall pay all costs and expenses of recording such memorandum.

      26. TENANT'S SIGNS. Tenant shall have the right to erect and maintain its usual and customary signs on the premises, provided the same shall conform in every way with the rules and regulations of the building department having jurisdiction and with any law or ordinance of the state, county, and/or municipality.

     27. CONTINUING OPERATION. Tenant covenants to conduct its business so as to prevent the termination or suspension by lapse of time, non-use or otherwise, of any of the permits, licenses, rights, privileges (including without limitation any specially permitted uses or non-conforming zoning uses) in existence as of the date Tenant takes possession of the Demised Premises.

      28. TRADE FIXTURES, MACHINERY AND EQUIPMENT. Landlord agrees that all trade fixtures, machinery, equipment, furniture or other personal property installed on the Demised Premises by Tenant, shall remain the property of Tenant and may be removed by Tenant at any time and from time to time during the term of this Lease without notice to Landlord. The Tenant agrees to repair any damage to the Demised Premises caused by the removal of Tenant's trade fixtures, machinery and equipment.

     29.  OPTION TO PURCHASE:

     A. Grant of Option. If Tenant is not then in default, Landlord hereby grants to Tenant the exclusive right, at Tenant's option, to purchase the Demised Premises, and the personal property, furniture, fixtures, machinery, equipment or other property subject to this Lease, at the end of the primary term of this Lease, for the purchase price and upon the terms and conditions hereinafter set forth.

     B. Purchase Price: The purchase price for the Demised Premises shall be the greater of (i) One Million Two Hundred Thousand Dollars ($1,200,000.00) or (ii) ten (10) times the average of the sum of the annual Basic Rent and the annual Additional Rent for the immediately preceding three (3) lease years.

      C. Exercise. Should Tenant desire to exercise the foregoing option, Tenant shall give Landlord notice of its election at any time during the last year of the primary term of this Lease; provided that Tenant shall not be deemed to have waived or released such option to purchase unless and until Landlord shall, not more than thirty (30) days prior to the expiration of the primary term hereof, provide written notice to Tenant of the terms hereof, and Tenant, upon receipt of such notice, fails to exercise this option on or before thirty (30) days from the date of such notice.

      D. Transfer of Title. Transfer of title to the Demised Premises and closing thereof shall proceed as set forth in Section 30 below.

       E.    Continued  Possession.   Provided  Tenant   has
exercised the foregoing option to purchase the Demised Premises, and is not otherwise in default of its obligations under this lease, this Lease and Tenant's rights to use, possess and enjoy the same shall continue upon all of its terms and conditions, including payment of the rent reserved herein, until transfer of the Demised Premises is consummated as herein provided.

     30.  TITLE DOCUMENTS; ETC.

      (a) In the event Tenant exercises its option to purchase the Demised Premises pursuant to Section 29 above, Landlord shall convey good, marketable and indefeasible title in fee simple to said real estate by good and sufficient special warranty deed, with release of dower, homestead, curtesy, if any, and free from all liens, encumbrances, easements and restrictions or other matters affecting title, except for the Permitted Exceptions set forth in Schedule D attached hereto, (which shall include, but not be limited to, the Amended and Restated Declaration set forth in Exhibit "C"), and except such other easements or rights of way which may be recorded subsequent to the date of this Lease with Tenant's prior written consent. The personal property, furniture, fixtures, machinery, equipment or other property subject to this Lease shall be conveyed to Tenant "as is", without any express or implied warranty, except for title thereto, by general warranty bill of sale.

      (b) In the event Tenant exercises its option to purchase the Demised Premises pursuant to Section 29 above, closing of the transfer of title shall take place not later than ninety (90) days after the expiration of the primary term of this Lease, or at such other time as Tenant and Landlord shall mutually agree. The closing shall take place in Baltimore, Maryland, or at such other place as Tenant and Landlord may mutually agree upon. If said thirtieth day falls on a Saturday, Sunday or Holiday, then the closing shall be the first business day immediately following.

     (c) The risk of loss or damage to the Demised Premises by fire or other casualty, or by taking eminent domain, after exercise of this option by Tenant, until delivery of the deed shall be assumed by Landlord, and upon the happening of such event, Tenant shall have the election of terminating this option or the contract resulting from the exercise of this option, without further liability, in which event any money paid by Tenant shall be returned, or if completing the purchase and receiving the insurance monies, collectible for such loss or damage, or the award for such taking by eminent domain.

      (d) The expenses of closing, including transfer and sales taxes attributable to such sale and transfer, shall be shared equally by Landlord and Tenant.

     31.  OPTION TO EXTEND.

      Landlord does hereby grant to Tenant the right, privilege, and option to extend this Lease for three (3) successive periods of seven (7) years each, upon notice in writing to Landlord of Tenant's election to exercise this option, given at least six (6) months prior to the expiration of the then current term hereof. Each such renewal shall be upon all of the terms, covenants and conditions hereof, except:

     (a) annual rent for the first year of the first renewal period (herein the "Renewal Rent"), shall be fixed at an amount equal to one tenth of the purchase price which would have been payable for the Demised Premises under Section 29(b) had Tenant exercised its purchase option. The amount so computed shall be deemed the Basic Rent for the Demised Premises for the first year of the first renewal period.

     (b) No Additional Rent or Minimum Rent shall be due or payable during any renewal period, provided that Tenant's obligation to pay Additional Percentage Rent shall be continued for so long as Tenant's agreement remains in effect with Greyhound Bus Lines.

     (c) Commencing on the first anniversary date of the first day of the first renewal term, and on each anniversary date of each lease year thereafter, the Basic Rent shall be adjusted upon the percentage increase in the Consumer Price Index for all Urban Consumers (hereinafter called the "Index") from such Index as of the first day of the immediately preceding lease year. Notwithstanding the foregoing, in no event shall the Basic Rent for any lease year during any renewal term be increased by more than three percent (3%). Pending the determination of the additional amount, if any, to be paid by the Tenant, the Tenant shall continue to pay the then current rent and when the additional amount has been determined, the Tenant, on the first day of the month immediately following the furnishing by the Landlord to the Tenant of the computation thereof, shall pay to the Landlord the number of installments that shall have elapsed from the commencement of the period in question up to and including the first day of such month. If at the time required for the determination of the additional rent the Index is no longer published or issued, the parties shall use such other index as is then generally recognized and accepted for similar determinations of purchasing power.

      32.  NOTICES.   All notices to the  parties  shall  be
addressed to them at the respective addresses contained herein, or to such other address, of which either of them shall notify the other in the manner herein stated for giving notice. The notice must be given by telecopier and either registered mail, return receipt requested, or by certified mail, return receipt requested. If registered mail is used, the service of the notice shall be deemed complete upon the registration thereof with the postal authorities, and if certified mail, return receipt requested is used, the due mailing thereof shall be considered completed service.

      33. WAIVER. The failure of either of the parties to insist in any one or more instance upon a strict performance of any of the covenants of this Lease, or to exercise any option herein contained, shall not be construed as a waiver or relinquishment in the future of the performance of such covenant, or the right to exercise such option, but the same shall continue and remain in full force and effect.

      34. ESTOPPEL CERTIFICATES. Each party agrees that from time to time and upon not less than ten (10) days prior written request from the other party to execute, acknowledge and deliver to such other party a statement in writing certifying that this Lease is unmodified and in full force and effect (or if there have been modifications that the same is in full force and effect as modified and stating the modifications), that such other party is not in default hereunder and the dates to which the rent and other charges have been paid in advance, if any, it being intended that any such statement delivered pursuant to this Article may be relied upon by prospective purchasers and assignees of the each of the respective parties.

      35. LANDLORD'S CONSENT. If at any time during the term of this Lease or any renewal thereof, Landlord is requested to give its consent and Landlord unreasonable delays in granting its consent or determines to withhold such consent, in addition to any other right Tenant may have under this Lease, Tenant shall be entitled to commence an equitable action to compel Landlord to give such consent. Landlord shall be liable for any loss, liability, damage or expense, including attorneys' fees that Tenant may suffer or incur as a result of Landlord's unreasonable delay in granting such consent or in the event a court subsequently determines that such consent was unreasonably withheld, or as a result of or in connection with Tenant's action to compel Landlord to give its consent as herein provided.

      36. SEVERABILITY. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extend, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

      37. REMEDIES CUMULATIVE. All the rights and remedies herein provided by reason of a default of either of the parties and all other rights and remedies allowed at law or in equity, are hereby reserved to each of the parties as distinct, separate and cumulative remedies, and no one of them shall be deemed to be in exclusion of any of the others.

      38. SUPERIOR INSTRUMENTS. Except as provided herein, this Lease is subject to each mortgage or deed of trust listed as a "Permitted Exception" on Exhibit "D" hereto. Without in any way modifying Tenant's rights or Landlord's obligation under any other provision of this lease, if the lien of any mortgage, deed of trust, security indenture or lease is superior to this lease, (hereinafter collectively called "Superior Instruments"), Landlord agrees to furnish to Tenant, prior to the Commencement Date, a recordable agreement, to be executed and acknowledged by Tenant and the holder or lessor of each Superior Instrument (hereinafter called "Holder"), which agreement shall have been executed and acknowledged by Holder, providing as follows:

     A.   Holder hereby consents to and approves the Lease.

     B. Holder agrees that so long as the Lease shall be in full force and effect and Tenant is in full compliance therewith:

               (i) Tenant shall not be named or joined as a party defendant or otherwise in any suit, action, or proceeding for the enforcement or foreclosure of such Superior Instrument;

               (ii) The possession by Tenant of the premises and Tenant's rights thereto shall not be disturbed, affected, or impaired by, nor will the Lease or the term thereof be terminated or otherwise affected by any suit, action, or proceeding upon or related to any such Superior Instrument;

                (iii)  All condemnation awards and insurance
          proceeds paid or payable with respect to the Premises and received by Holder shall be applied and paid in the manner set forth in the Lease.

     C. Holder hereby acknowledges and agrees that all fixtures and equipment of Tenant installed in or on the Premises, regardless of the manner or mode of attachment, shall be and remain the property of Tenant and may be removed by Tenant any time in accordance with the applicable provisions of the Lease. In no event (including a default under the Lease or Mortgage) shall Holder have any liens, rights, or claims in Tenant's fixtures and equipment; whether or not all or any part thereof shall be deemed fixtures; and Holder expressly waives all rights of levy, distraint, or execution with respect to such fixtures and equipment.

     D. If Holder shall become the owner of the Premises by reason of foreclosure of any Superior Instrument or otherwise, or if the Premises shall be sold as a result of any action or proceeding to foreclose a Superior Instrument or by a deed given in lieu of foreclosure, such purchaser shall take title to the Demised Premises subject to this Lease, and all of its terms and conditions set forth herein. Holder agrees that any sale of the Demises Premises shall be expressly subject to the terms of this Lease and the tenancy created hereby, and further, that in the event of any such sale or transfer this Lease shall continue in full force and effect, subject to all of its terms and conditions, (including the rights and obligations set forth in Section 29 hereof), without necessity for executing any new instrument or lease.

     E. In the event Tenant exercises its option to purchase the Demised Premises pursuant to Section 29 of this Lease, Holder agrees to release all right, title and interest in and to the Demised Premises, including the lien created by such Superior instrument, upon payment to Holder of the purchase price for the Demised Premises as therein specified, (or an amount sufficient to pay and discharge such Superior Instrument, if less than the purchase price).

     F. This Agreement shall bind and inure to the benefit of and be enforceable by the parties hereto and their respective heirs, personal representatives, successors, and assigns.

     G. This agreement contains the entire agreement between parties and cannot be changed, modified, waived, or canceled except by an agreement in writing executed by the party against whom enforcement of such modification, change, waiver, or cancellation is sought.

     H. This Agreement and the covenants herein contained are intended to run with and bind all lands affected thereby.

      Notwithstanding the above, Landlord shall have the right to refinance any debt secured by the Demised Premises, and to subordinate Tenant's interest, subject to the terms hereafter set forth, to the rights under each such mortgage or deed of trust (collectively, "Mortgage" and the morgagee, holder of the note or beneficiary thereof shall be the "Mortgagee"), provided that in no event shall the principal amount of such refinancing exceed the principal amount of One Million Two Hundred Thousand Dollars, ($1,200,000). The Tenant shall, promptly on its receipt of a written demand therefor from Landlord or the Mortgagee under any Mortgage becoming effective after the entry into this Lease by the parties hereto, subordinate the Tenant's leasehold estate hereunder in and to so much of the Demised Premises as is covered by such Mortgage, to the lien, operation and effect thereof, (and each renewal, modification, consolidation, replacement, or extension thereof), by executing and delivering to such Mortgagee such subordination agreement and/or other instrument in recordable form to effect the same as such Mortgagee may reasonably require, provided that the Tenant shall be entitled to condition its entry into such subordination agreement upon the receipt of a non-disturbance and attornment agreement executed and delivered by Mortgagee, in form suitable for recordation, containing the provisions hereinabove set forth with respect to Superior Instruments.

      39. HOLDING OVER. Unless otherwise agreed, in the event Tenant continues to occupy the Demised Premises after the last day of the term or any extension or renewal hereof, and the Landlord elects to accept rent thereafter, a tenancy from month to month only shall be created and not for any longer period. Rent shall otherwise accrue at a rate equal to 150% of the monthly rent in effect as of the last day of the term.

      40. RIGHT OF FIRST REFUSAL. Provided Tenant is not then in default, throughout the term and any extension of this lease, Tenant shall have and Landlord hereby grants to Tenant a right of first refusal, whereby in the event Landlord receives a bona fide offer to purchase the Demised Premises or to lease the same for a term which commences at or after the Commencement Date, and Landlord desires to accept the same, Tenant shall first have the right, upon fifteen (15) days written notice from Landlord of the terms and conditions of any such offer, to purchase or lease the Demised Premises, as the case may be, for and upon the same terms thereof. Should Tenant desire to purchase or lease the premises upon such terms and conditions, Tenant shall serve written notice of exercise of this right of first refusal upon Landlord not later than fifteen (15) days after receipt of notice of such bona fide offer from Landlord. In the event Tenant fails to exercise such right of first refusal within said thirty (30) day period as aforesaid, said right shall automatically terminate and expire, and Landlord shall be free to sell, assign, transfer or lease the premises free from the restrictions hereof. Notwithstanding the foregoing, Landlord agrees that any sale, transfer, lease or assignment of the Demised Premises shall be subject in all respects to this Lease, and all terms, provisions, conditions and obligations set forth herein. In the event of any such sale, Landlord shall remain primarily liable for the performance of the obligations and covenants on the part of Landlord to be performed pursuant to this Lease.

     41.  MISCELLANEOUS.

      a. Attornment. It is expressly understood and agreed that Tenant does and hereby takes the premises free from and superior to all leases, tenancies or possessory interests, and that this lease shall be and hereby is contingent upon the attornment by any such persons to Tenant as Sublandlord thereof.

      b. Venue. Tenant hereby waives any objection to the venue of any action filed by Landlord against Tenant in any state or federal court in the jurisdiction in which the Building is located, and Tenant further waives any right, claim or power, under the doctrine of forum non conveniens or otherwise, to transfer any such action filed by Landlord to any other court.

       c.     Corporate  Authority.      If  Tenant   is   a
corporation, concurrently with the signing of this Lease, Tenant shall furnish to Landlord certified copies of the resolutions of its Board of Directors (or of the executive committee of its Board of Directors) authorizing Tenant to enter into this Lease; and it shall furnish to Landlord evidence (reasonably satisfactory to Landlord and its counsel) that Tenant is a duly organized corporation in good standing under the laws of the jurisdiction of its incorporation, is qualified to do business in good standing in the jurisdiction in which the Building is located, has the power and authority to enter into this Lease, and that all corporate action requisite to authorize Tenant to enter into this Lease has been duly taken.

     d.   Time of the Essence.     Time is of the essence in
the performance of all obligations under this Lease.

      e. Invalidity and Reduction of Charges. If any provision of this Lease shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not be affected thereby and the remainder of this Lease shall not be affected by such holding and shall be fully valid and enforceable. In the event any late charge, interest rate or other payment provided herein exceeds the maximum applicable charge legally allowed, such late charge, interest rate or other payment shall be reduced to the maximum legal charge, rate or amount.

      f.    Captions.   The captions in this Lease  are  for
convenience only and shall not affect the interpretation of the provisions hereof.

      g.    No  Partnership. This Lease is not  intended  to
create   a  partnership,  joint  venture  or  other   agency
relationship between Landlord and Tenant in the conduct of their respective businesses.

      h. Counterparts. This Lease may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.
      i. Authority. If either party is a corporation, partnership or other legal entity, the individual who executes and delivers this Lease on behalf of such party represents and warrants that he or she is duly authorized to do so.

       j. No offer. The submission of an unsigned counterpart of this Lease to Tenant shall not constitute an offer or option to lease the Leased Premises. This shall become effective and binding only upon the execution and delivery by Landlord and Tenant.

     k. Enforceability. Each party represents to the other that this agreement, when fully executed by and between the parties, shall be binding and enforceable on such party according to its terms.

      42. NO BROKER. The parties each represent and agree that no act or agreement on the part of either has given or will give rise to any valid claim against the other for a brokerage commission, finder's fee or other like payment with respect to the transactions contemplated by this agreement, it being expressly agreed that each party shall pay and discharge its own contractual liability with respect thereto, and that neither shall not assume any such liability incurred by the other.

      43. ENTIRE AGREEMENT. This Lease contains the entire agreement between the parties, and any agreement hereafter made shall not operate to change, modify or discharge this Lease in whole or in part unless such agreement is in writing and signed by the Landlord and Tenant.

      IN  WITNESS  WHEREOF, the parties have  executed  this
Lease as of the day any year first above written.
                          TRAVEL  PLAZA  I,  INC.,  Landlord
BY:                    , President
                          TRAVEL  PORTS  OF  AMERICA,  INC.,
TENANT
                         By:
                         Title:

                           EXHIBIT A
                  DESCRIPTION OF REAL PROPERTY
                           ATTACH MAP

                           EXHIBIT B
                AMENDED AND RESTATED DECLARATION

                           EXHIBIT C
                      GREYHOUND AGREEMENT

                          SCHEDULE D
                       PERMITTED EXCEPTIONS