Form 10-K
period 1996-04-30
TRAVEL PORTS OF AMERICA INC
filed 1996-07-25
CIK 798935

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, DC. 20549

				   FORM 10-K


[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE
ACT OF 1934        (FEE REQUIRED)

For the fiscal year ended April 30, 1996


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

None
(Title of Class)

THIS REPORT CONSISTS OF 49 PAGES.
THE INDEX TO EXHIBITS APPEARS ON PAGE 41.



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

		     [x]


	The aggregate market value of the voting stock held by non-affiliates of the Registrant is $9,006,006.50. Market value is determined by reference to the average of the bid and ask prices of the Registrant's stock as of the close of business on July 5, 1996.

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on July 5, 1996.


		Class                   Number of shares outstanding
Common Stock, Par Value                         5,239,124
 $.01 Per Share

	Documents incorporated by reference and the Part of the Form 10-K into which they are listed here under.

	PART OF FORM 10-K               DOCUMENT INCORPORATED

Part III

 Items 10, 11, 12 and 13                         Registrant's Proxy Statement
  Directors and Executive                        for the Annual Meeting of
  Officers of the Registrant,                    Shareholders to be held on
  Executive Compensation,                        October 22, 1996.
  Security Ownership of
  Certain Beneficial Owners
  and Management, and Certain
  Relationships and Related
  Transactions, respectively.


TRAVEL PORTS OF AMERICA, INC.
TABLE OF CONTENTS

			Item                                         Page
PART I   1  Business...............................................    4

	 2  Properties.............................................   14

	 3  Legal Proceedings......................................   14

	 4  Submission of matters to a vote of Security Holders....   14

PART II  5  Market for the Registrant's Common Equity and Related
	    Stockholder Matters.....................................  15

	 6  Selected Financial Data.................................  16

	 7  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations....................   17

	 8  Financial Statements and Supplementary Data.............  21

	 9  Disagreements on Accounting and
	    Financial Disclosure....................................  39

PART III 10 Directors and Executive Officers of the Registrant......  39

	 11 Executive Compensation..................................  39

	 12 Security Ownership of Certain Beneficial
	    Owners and Management...................................  39

	 13 Certain Relationships and Related Transactions..........  39

PART IV  14 Exhibits, and Financial Statement Schedules.............  40

	    Signatures..............................................  48







PART I

Item 1. Business

	Travel Ports of America, Inc. (Company) operates fifteen (15) 24-hour per day per day full service travel plazas and one (1) mini-travel plaza and one (1) fuel terminal in New York, New Jersey, North Carolina,
New Hampshire, Indiana, Maryland and Pennsylvania.

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

	The Company's new units will generally be full service travel plazas. Its acquisition policy is to acquire, to the extent feasible, facilities providing most or all of the services that the Company believes are desirable. The Company's strategic plan calls for continued growth within its current or surrounding market area through the acquisition and/or expansion of additional facilities if and when opportunities occur.

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

	The products and merchandise purchased and sold by the Company are not unique and generally can be obtained readily from a variety of sources at competitive prices. There are many sources of petroleum products, tires and truck parts, restaurant food, supplies and merchandise for the Company's travel and convenience stores. The Company currently buys petroleum products from major oil companies and from W.W. Griffith Oil Co., Inc. (Griffith Oil), which is owned by Sugar Creek Corporation. The principal shareholder and Chief Executive Officer of the Company owns and operates Sugar Creek Corporation. The Company buys its restaurant food primarily from a single unrelated food distributor, and its other products and merchandise from various suppliers. Except for the Company's fuel purchase agreements, including the one with Griffith Oil, which expired December 31, 1995, all of these arrangements can be terminated at will.

	The Company has no customer accounting for more than four percent (4%) of its sales. Therefore, the loss of any single customer would not have a materially adverse effect on the Company's business.

Company Developments

	In September 1987 the Company purchased a property located outside Erie, Pennsylvania on Interstate 90. In October 1989 the Company acquired approximately 72 acres of land adjacent to this property. Construction of the new travel plaza began in August 1995. The travel plaza opened June 15, 1996.

	In July 1992, the Company entered into a $1,875,580 term loan agreement with its secondary lender for the purpose of refinancing the balance of a mortgage loan due in 1996 and a term loan due in 1992, with the remaining funds to be used for Bloomsburg, Pennsylvania improvements. Principal payments are $10,419.89 per month plus interest that fluctuates with prime. The balance outstanding is due in a lump-sum payment in July 1997.

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

	The Company, through a private placement, issued $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Company's Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the "Act") and in offshore transactions under Regulation S of the Act.
The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Company's Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005. The warrants, which are exercisable at any time, entitle warrant holders to purchase up to a total of 15,500 shares of the Company's Common Stock at a price of $3.60 per share. The underwriter was issued warrants for 77,500 shares of the Company's Common Stock at a price of $3.60 per share in conjunction with this transaction.
The Company will use the proceeds for expansion either through the acquisition of additional sites or the improvement of existing sites, or a combination thereof, and for working capital requirements.

	On June 15, 1995, the Company sold its facility at Fairplay,
South Carolina to an unrelated third party. The transaction was for the net book value and the Company received a mortgage on the property for a portion of the purchase price.

	On December 21, 1995, the Company entered into an agreement with its primary lender that provided a construction line of credit in the amount of $3,500,000 for the construction of the Harborcreek facility. On or about July 31, 1996, the Company will close permanent financing in the amount of $6,000,000, based upon a 15 year amortization and a 10 year balloon. The Company plans on using a fixed rate for this financing.

	On March 1, 1996, the Company took over the operation of the Baltimore Port Truck Plaza. The Company signed a seven year lease on the property.

	Information on major sales classifications is included in Item 7, page 17 of this report.

Capital Expenditures

	For the fiscal year ended April 30, 1996, the Company's Capital Expenditures for property, plant and equipment amounted to $12,021,255.

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

	An agreement between the Company and Griffith Oil, that expired December 31, 1995 required the Company to purchase all of its petroleum products for three of its facilities from Griffith Oil. The purchases for the three sites for the year were approximately 16% of all petroleum purchases.
In addition, the Company purchased spot market pipeline tenders (bulk purchases) for its Berwick, Pennsylvania (Beach Haven) terminal, from Griffith Oil. These pipeline tenders accounted for approximately 8% of the petroleum products purchased by the Company during the fiscal year ended April 30, 1996. Management believes that the terms of the purchase agreement and the spot market purchases were fair and competitive when compared with the purchasing opportunities for similar products in like quantities from other vendors.

	The Company continued to operate under a verbal agreement with similar terms for the balance of fiscal 1996. The Company expects to finalize a new contract during fiscal 1997.

	2. Parts and Service

	Services and repairs are provided for trucks only, not for automobiles. The Company provides services on an as needed basis, in the case of breakdowns and unforeseen problems, and for regularly scheduled periodic maintenance for truck fleets and other customers. In addition to providing services and repairs, the Company also stocks tires and commonly needed parts at most of its locations. Repair facilities are not available at Belmont, New York, Greenland, New Hampshire, Baltimore, Maryland or Lake Station, Indiana. Truck washes, truck scales and paved parking areas large enough to accommodate a number of over-sized vehicles are also available at some or all of the Company's facilities.

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

	4. Motels

	The Company's motel accommodations at travel plazas, which are available to truck drivers and the general public, generally contain double beds, basic furniture, a color television and a full bathroom. Rooms are available at nightly rates ranging from $25-$49 per night. Public laundry facilities are also available. Maybrook and Dansville, New York operate under a franchise from Days Inn. Greencastle and Harborcreek, Pennsylvania operates under a franchise from the Rodeway Inn, Division of Choice Hotels International.

	5. Shopping

	The Company operates both travel stores and convenience stores. Travel stores carry a wide range of products often purchased by truck drivers including health and beauty aids, snacks, tobacco products, western style clothing and footwear, electronic products (CB radios, radar detectors, small televisions, radios, stereos), gift items and many other items. Convenience stores, generally located near the gasoline pump islands, and used more by the general traveling public, offer bread, milk, beverages, snacks, food items and other products usually found in such stores. The Company has an ATM machine at all of its locations to provide cash services for its customers.

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

	 2.     Maybrook, New York.     This eighteen acre site is located at
the Maybrook interchange of Interstate Route 84, approximately ten miles east of US Route 17 and eight miles west of the New York State Thruway. It is sub-leased from a corporation owned by two people, one of whom is the principal shareholder of the Company, under a lease that expires in March 2004 with three five year renewal options available. The travel plaza contains twelve diesel pumps, six gasoline pumps, a three-bay service area, a truck scale, showers, game room, eight acres of paved parking, a one hundred twenty-nine seat restaurant, a Pizza Hut Express, a thirty-six room motel and a travel store.

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

	 7.     Bloomsburg, Pennsylvania.       The Company owns a thirteen
acre site located at Exit 34 on Interstate Route 80. The travel plaza contains twelve diesel pumps, eight gasoline pumps, a five-bay service area, game room, trucker lounge, showers, laundromat, travel store, a one hundred sixty-six seat restaurant, a Subway and convenience store and lighted paved parking.

	 8.     Greenland, New Hampshire.       This seven acre site is
located at Exit 3 on Interstate Route 95. This facility is leased from an unrelated landlord for a term expiring April 2014. The travel plaza contains eight two hose diesel pumps, four gasoline pumps, a truck scale, showers, game room, travel and convenience store, a one hundred forty seat restaurant, a Pizza Hut Express and lighted paved parking.

	  9.    Milesburg, Pennsylvania.        The Company owns a eleven and
one half acre site located at Exit 23 on Interstate Route 80. The travel plaza contains four two hose diesel pumps, eight gasoline pumps, a three-bay service area, showers, game room, travel store, a ninety-six seat restaurant and lighted paved parking.

	10. Paulsboro, New Jersey. The Company owns a thirty-two acre site located at the Mt. Royal Exit on Interstate Route 295. The travel plaza contains twelve diesel pumps, eight gasoline pumps, a truck scale, a truck wash, a thirteen room motel, showers, a three-bay service area, game room, travel store, brokerage service, a one hundred twenty-seven seat restaurant and lighted paved parking.

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

	12. Lake Station, Indiana. This twenty-four acre site is located on US Highway 51, just north of Interstate Routes 80 and 90. This facility is leased from an unrelated landlord until January 1999 with two ten year renewal options available. This travel plaza has a thirty thousand square foot main building that contains a travel store, truckers' lounge, game room, showers, brokers' offices and a two hundred and one seat restaurant. There are sixteen diesel fuel islands covered by a canopy and paved parking for approximately two hundred trucks. In addition there are four gasoline pumps.

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

       14.      Baltimore, Maryland.            The Company leases a 21 acre
travel plaza and (across the street) a 2.2 acre gasoline/convenience store at Exit 57 on Interstate 95. The total facility consists of three buildings. The gasoline and convenience store has 16 pumps for both gasoline and diesel. The fuel building has a travel and convenience store and a Subway fast food operation. The main building contains a travel store, showers, a telephone room, a game room, a sixty room motel and a hundred twenty seat restaurant. There are 16 diesel pumps, truck scales and secured parking for 260 trucks.

       15.      Harborcreek, Pennsylvania.      The Company owns a 72 acre
site of which 24 acres are used for the travel plaza at Exit 10 on Interstate 90. The travel plaza consists of two buildings, a thirty-six room motel and a main building. The main building has a travel and convenience store, a one hundred eighty seat restaurant, a Pizza Hut Express, showers, a telephone room, a game room, a trucker lounge and a three bay shop. There are 10 diesel pumps with satellites and card readers. There are four double sided gasoline pumps with pay at the pump capability. There is paved parking for 177 trucks in addition to car and RV spaces.

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


Summary of Property Interest

	The following table summarizes the Company's interests in real property, as discussed above:
		Date     Approx.     Leased or   Rent Per         Lease
   Location     Opened   Acreage     Owned       Month (1)      Expiration
Dansville, NY   Mar 80      8       Leased (2)  $ 4,000(3)       Mar 2000
Maybrook, NY    Mar 84     18       Leased (4)  $37,500          Mar 2004
Binghamton, NY  Mar 84     10        Owned          N/A               N/A
Mahwah, NJ      Mar 84      6       Leased      $ 8,788          Feb 2002
Fultonville, NY Mar 84     20        Owned          N/A               N/A
Belmont, NY     May 86      9        Owned          N/A               N/A
Candler, NC     Dec 86     18        Owned          N/A               N/A
Bloomsburg, PA  Dec 86     13        Owned          N/A               N/A
Milesburg, PA   Dec 86     12        Owned          N/A               N/A
Paulsboro, NJ   Dec 86     32        Owned          N/A               N/A
Berwick, PA     Dec 86      5        Owned          N/A               N/A
Porter, IN      Jan 89     36        Owned          N/A               N/A
Lake Station, INJan 89     24       Leased (5)  $29,583          Jan 1999
Greencastle, PA Dec 89     27        Owned          N/A               N/A
Rochester, NY   Aug 91  Office      Leased     $  4,686          Dec 1997
Greenland, NH   Apr 94      7       Leased (6)  $18,000          Apr 2014
Baltimore, MD   Mar 96     23       Leased (7)  $68,542          Feb 2003
Harborcreek, PA Jun 96     72        Owned          N/A               N/A

(1) In addition to the base rent listed in the above table, the Company is required to pay, under its leases, all property taxes, maintenance expenses and premiums for liability insurance on the respective properties.
(2) The Company has an option to purchase for $1.00 at the expiration of the lease term.
(3) Plus interest at 8.5% per annum on the declining principal balance of the Industrial Development Loan for this facility.
(4) Leased from Maybrook Realty, Inc., a corporation owned by two people, one of whom is the principal shareholder of the Company. The Company has the option to renew the lease for three five year periods with monthly payments of $41,250, $45,375 and $49,913 respectively. The Company has the option to purchase the facility upon the expiration of the lease or at the end of any extended term for $3,500,000.
(5) Leased from the previous owner of the Porter, Indiana facility. The Company has an option to purchase the facility any time after January 1999 for $3,250,000. If the Company does not purchase the facility, it also has the option to renew the lease for two ten year periods with monthly payments of $31,050 and $35,707 respectively.
(6) Leased from unrelated third party for 20 years with option to renew for two five year periods. Purchase options of $2,400,000 from 5/1/99 through 4/30/04, $2,750,000 from 5/1/04 through 4/30/09 and the greater of fair market value or $3,000,000 from 5/1/09 through 4/30/14.
(7) Leased from unrelated third party for 7 years. There are several purchase/sale/extension options affecting the property.





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

Employees

	As of April 30, 1996, the Company had a total of 1,348 employees, 1,094 full-time and 254 part-time. Of the full-time employees, 33 are involved in the corporate office and administrative activities, 107 in travel plaza management, 4 in sales and marketing, 2 in design and construction management and the balance in general operating duties, where all of the part-time employees are involved.

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

Item 3. Legal Proceedings

	In 1988, the Company was sued in the Court of Common Pleas, Lucerne County, Pennsylvania by the purchaser (the "Purchaser") of 23 gas stations from the Company claiming violations of a 1987 Agreement of Sale. The Company had filed a separate claim against the Purchaser seeking reimbursement for gasoline taxes paid to the Commonwealth of Pennsylvania by the Company that the Company claims were the responsibility of the Purchaser in connection with the purchase of the stations. These matters were settled in July 1996 and did not have a material adverse impact on the Company's financial position, results of operation or cash flow.

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

	Not Applicable

PART II


Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

	The common stock of the registrant is traded on the over-the-counter market on NASDAQ under the symbol TPOA. The range of reported high and low sale prices of the common stock during each quarter of the Company's fiscal years ended April 30, 1996, and April 30, 1995, were as follows:


				1996                            1995
			High             Low            High             Low

1st Quarter             2 7/8           2               2 3/4           1 7/8
2nd Quarter             5 3/4           2 11/16         2 1/2           2
3rd Quarter             3 1/2           2 1/8           2 7/8           2 1/8
4th Quarter             2 7/8           2 1/4           2 7/8           2 1/4

	As of April 30, 1996, the approximate number of holders of common stock of the registrant was 1,600.

	Sale prices are as reported by NASDAQ through April 30 of each year. All such prices represent actual transaction prices versus bid quotations because of the Company's inclusion on the NASDAQ National Market System.

	The Company may not declare dividends without prior consent from its primary lender. No dividends were declared or paid during the year.

Item 6. Selected Financial Data


Operations 1996        1995        1994         1993         1992

Net
Sales $165,164,391 $153,267,079 $137,575,675 $137,682,172 $137,945,037

Gross
Profit$ 39,142,697 $ 38,237,699 $ 34,610,393 $ 32,574,737 $ 33,470,920


Income before
cumulative
effect of
change in an
accounting
principle$ 1,690,500 $1,890,032 $1,457,613 $      782,592 $    553,918

Cumulative effect
of change
in an
accounting
principle $         0 $        0 $  (99,735)$           0 $          0

Net
Income   $1,690,500 $  1,890,032 $ 1,357,878 $    782,592 $    553,918


     Common Stock

Primary Income
Per Share:
Income before
cumulative
effect of change in an
accounting
principle$     .32 $       .36  $       .28  $        .15  $      .11

Cumulative effect
of change
in an accounting
principle$     .00 $       .00  $      (.02) $        .00 $       .00

Net
Income   $     .32 $       .36  $       .26  $        .15 $       .11

Weighted
Average Number
Shares
Outstanding 5,366,177   5,295,523     5,260,100    5,184,038    5,184,038

Fully Diluted Income Per Share:
Income before cumulative
effect of change in an
accounting
principle $      .28 $        .34  $        .28  $       .15 $        .11

Cumulative effect of change
in an accounting
principle $      .00 $        .00  $       (.02) $       .00 $        .00

Net
Income    $      .28 $        .34  $        .26  $       .15 $        .11

Weighted Average Number
Shares
Outstanding 6,926,676    5,769,480     5,260,100    5,184,038    5,184,038

     Financial Data

Total
Assets $   55,278,604 $51,370,810 $   41,847,897 $ 40,118,711  $42,433,989

Long
Term
Liabilities $27,828,457 $25,726,157 $  18,268,139 $ 18,155,037  $21,040,025

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Current year ended April 30, 1996 compared to year ended
	April 30, 1995

		The Company had earnings of $2,884,500 before income taxes and $1,690,500 in net income on net sales of $165,164,391. This is a decline in net income of $199,532 or 10.6% and a increase in net sales of $11,897,312 or 7.8%.
		Overall sales increased despite the sale of the facility in Fairplay, South Carolina in June 1995, primarily as a result of increased sales volume in existing locations and partially the result of the acquisition in Baltimore, Maryland on March 1, 1996. On a same unit basis, revenue from diesel sales were up 9%, restaurant up 4%, retail stores up 10% and truck repair shops up 3%.

	Retail diesel gallons sold during 1996 were 94 million, an increase of 4 million gallons or 5% over the prior year. Same unit diesel gallons increased 5.1 million or 6%. Sales of retail gasoline gallons were 9.1 million for 1996, an increase of 0.5 million gallons or 6% from the prior year. Same unit gasoline sales increased 0.4 million or 4%.

	Gross profits increased $0.9 million from the prior year. Non-fuel gross profit increased $0.8 million and gasoline gross profit increased $0.2 million while diesel gross profit declined $0.1 million. Retail diesel margins per gallon declined from the prior year. The gross profit from the increased number of gallons offset most of the per gallon decline. All areas of non-fuel gross profit increased over last year. During the year the Company exercised its option to cancel a fixed price contract for diesel fuel. As a result of this, the Company recorded a gain of $412,000 which is included in cost of goods sold. The contract was to run until August 2003 and amounted to less than 3% of the Company's annual usage of diesel fuel.

Listed below is the breakdown of revenue and gross profits by major sales classification for the fiscal years ended April 30, 1996, and April 30, 1995.

	       Percent   Percent    Percent      Percent
 Sales         of 1996   of 1996    of 1995      of 1995
Category      Revenue Gross Profit  Revenue    Gross Profit
Diesel Fuel     64         29         64            30
Gasoline         7          3          7             3
Restaurant      11         32         11            31
Store            8         13          8            12
Shop             6         12          6            12
Motel            1          3          1             3
Other            3          8          3             9

	Operating expenses were $615,000 or 2% more than the prior year. Same unit expenses increased $860,000 or about 3%.

	General and administrative expenses increased $467,000 or 12% as compared to the prior year. Wages increased $151,000 as a result of additional staff and salary increases. Advertising increased $88,000 from increased marketing programs. Travel and entertainment increased $131,000 due to additional staff and acquisition activity.

	Interest expense increased by $230,000 from the prior year as a result of the increased levels of debt. Other income increased from last year as a result of the sale of two properties.

	Prior year ended April 30, 1995 compared to year ended April 30, 1994

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

	Retail diesel gallons sold during 1995 were 89 million, an increase of 11 million gallons or 14% over the prior year. Same unit diesel gallons increased 4.4 million or 6%. Sales of retail gasoline gallons were 8.5 million for 1995, a increase of 0.6 million gallons or 7% from the prior year. Same unit gasoline sales increased 0.3 million or 4%.

	Gross profits increased $3.6 million from the prior year. The largest improvement came from restaurant gross profit increasing by $1.7 million as sales and margins improved. Diesel gross profits increased by $0.8 million from the increased volume. Store gross profit increased $0.8 million from increased sales and improved margins. Truck repair shop gross profit was up $0.3 million from the increase in sales.

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

	Operating expenses were $2,263,000 or 8% more than the prior year. Approximately $2 million of the increase resulted from the Company's new facility in Greenland, New Hampshire. Same unit expenses increased $.6 million or about 2%.

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

Financial Condition, Liquidity and Capital Resources

	Generally, the Company's capital resources are derived mainly from cash provided by operating activities. In fiscal 1996 operating activities accounted for the generation of cash in the amount of $3,207,847 compared to $3,913,693 in fiscal 1995 and $3,973,781 in fiscal 1994.

	Cash used in investing activities was $11,531,950 in fiscal 1996, $3,316,353 in fiscal 1995 and $3,039,248 in fiscal 1994. The change from 1995 to 1996 is due primarily to the construction of the new travel plaza in Harborcreek, Pennsylvania and an increase in capital expenditures for renovation and expansion of several travel plazas.

	Financing activities provided net cash of $2,397,367 in fiscal 1996 and $5,819,058 in fiscal 1995 compared to a net use of cash in the amount of $837,926 in fiscal 1994. The Company used a revolving line of credit to fund part of the construction of the Harborcreek facility in 1996.

	The overall result of the above activity was a net decline of cash in the amount of $5,926,736 compared to a net increase of cash in the amount of $6,416,398 in fiscal 1995 and $96,607 in fiscal 1994.

	The amount permitted to be outstanding pursuant to the Company's line of credit is the lesser of $2,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of April 30, 1996, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit. Commitments by the Company's primary lending institution for the line of credit expire on August 31, 1996. Before that time, the Company intends to re-negotiate the terms of this agreement.

	The Company's working capital excluding current portion of long term debt was $2,231,495 at April 30, 1996 and $7,380,259 at April 30, 1995. The
cash raised by issuing of debentures and the refinancing of debt in fiscal 1995 was used for capital expenditures in fiscal 1996.

	On June 15, 1995, the Company sold its facility at Fairplay, South Carolina to an unrelated third party. The transaction was for the net book value and the Company received a mortgage on the property for a portion of the purchase price.

	On December 21, 1995, the Company entered into an agreement with its primary lender that provided a construction line of credit in the amount of $3,500,000 for the construction of the Harborcreek facility. On or about July 31, 1996, the Company will close permanent financing in the amount of $6,000,000, based upon a 15 year amortization and a 10 year balloon. The Company plans on using a fixed rate for this financing.

	On March 1, 1996, the Company took over the operation of the Baltimore Port Truck Plaza. The Company signed a seven year lease on the property.

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

	The cash requirements associated with the Company's expansion and renovation programs will continue to be met through a combination of cash generated from operations and bank financing.

	Authorized, but unissued stock is available for financing needs; however there are no current plans to use this source.

Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Schedules

								     PAGE
The Following information is presented in this report:

	Report of Independent Accountants...........................  22

	Balance Sheet for the years ended  April 30, 1996 and 1995..  23

	Statement of Income for the years ended
	 April 30, 1996, 1995 and 1994..............................  24

	Statement of Cash Flows for the years ended
	 April 30, 1996, 1995 and 1994..............................  25

	Notes to Financial Statements...............................  26

	Selected Quarterly Financial Information  (Unaudited).......  38

All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


	Report of Independent Accountants



To the Board of Directors
 and Shareholders of
Travel Ports of America, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Travel Ports of America, Inc. at April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, in 1994 the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes."





PRICE WATERHOUSE LLP

Rochester, New York  14604
June 28, 1996




TRAVEL PORTS OF AMERICA, INC.
Balance Sheets

						      April 30,
					      1996                   1995
Assets
Current assets:
Cash and cash equivalents          $       1,667,062       $       7,593,798
Accounts receivable, less allowance
for doubtful accounts
($208,000 in 1996 and $214,000 in 1995)    4,357,246               3,683,235
Notes receivable                              56,915                 332,655
Inventories                                5,333,829               5,790,823
Prepaid and other current assets           1,052,626                 532,904
Deferred taxes - current                     371,800                 381,900
		Total current assets      12,839,478              18,315,315

Notes receivable due after one year        2,071,671               1,390,600
Property, plant and equipment, net        35,976,800              27,052,462
Cost in excess of underlying net asset
value of acquired companies                1,968,496               2,032,686
Other assets                               2,422,159               2,579,747

					$ 55,278,604            $ 51,370,810
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt and
capital lease obligation                $  2,756,102            $  2,360,015
Accounts payable                           5,994,740               6,897,323
Accounts payable - affiliate                 747,939                 597,100
Accrued compensation                       1,460,862               1,335,305
Accrued sales and fuel tax                 1,247,586               1,047,649
Accrued expenses and other
current liabilities                        1,156,856               1,057,679
		Total current liabilities 13,364,085              13,295,071

Long-term debt and capital lease
obligation                                22,284,257              20,328,957
Convertible senior subordinated
debentures                                 4,650,000               4,650,000
Deferred income taxes                        894,200                 747,200
       Total liabilities                  41,192,542              39,021,228

Shareholders' equity
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued and outstanding -  5,239,124 shares
 in 1996 and 5,209,924 shares in 1995          52,391                 52,099
	Additional paid-in capital          3,813,429              3,767,741
	Retained earnings                  10,220,242              8,529,742
	      Total shareholders' equity   14,086,062             12,349,582

					 $ 55,278,604            $51,370,810


The accompanying notes are an integral part of these financial statements. TRAVEL PORTS OF AMERICA, INC.
Statements of Income                    Year ended April 30,
				1996            1995          1994

Net sales and operating revenues (including
 consumer excise taxes of $36,258,000 in 1996,
 $35,356,000 in 1995, and
$31,270,000 in 1994)          $165,164,391   $153,267,079  $137,575,675

Cost of goods sold             126,021,694    115,029,380   102,965,282

Gross profit                    39,142,697     38,237,699    34,610,393
Operating expenses              30,001,684     29,386,240    27,122,941
General and administrative
expenses                         4,273,191      3,805,780     3,569,441
Interest expense                 2,520,728      2,290,904     1,618,341

Other income, net                 (537,406)      (265,857)     (188,243)
				36,258,197     35,217,067    32,122,480
Income before income taxes and cumulative
 effect of change in accounting
principle                        2,884,500      3,020,632     2,487,913

Provision for income taxes       1,194,000      1,130,600     1,030,300

Income before cumulative effect of change
 in accounting principle         1,690,500      1,890,032     1,457,613

Cumulative effect of change in accounting principle             (99,735)

Net income                  $    1,690,500  $   1,890,032   $ 1,357,878

Earnings per share - primary:
Income before cumulative effect of change
     in accounting principle$          .32  $          .36   $       .28
	Cumulative effect of change in accounting principle         (.02)

	Net income          $          .32  $          .36   $       .26

Earnings per share - fully dilutive:
Income before cumulative effect of change
 in accounting principle    $          .28  $          .34   $       .28
	Cumulative effect of change
	in accounting principle                                     (.02)

	Net income          $          .28  $          .34   $       .26


The accompanying notes are an integral part of these financial statements. TRAVEL PORTS OF AMERICA, INC.
Statements of Cash Flows
					Year ended April 30,
			      1996                1995            1994

Operating activities:
Net income               $  1,690,500         $1,890,032      $ 1,357,878
Cumulative effect of change in
accounting principle                                               99,735
Depreciation and
amortization                2,724,604          2,439,513        2,359,947
Provision for losses on
accounts receivable            50,994              7,051           30,517
Provision for (benefit of)
deferred income taxes         157,100             84,400          (38,906)
(Gain) loss on sale of assets(213,881)            27,462         (234,485)
Provision for inventory
 obsolescence                 (34,300)            58,601
Writedown of assets to fair market value          50,000          200,000
Changes in operating assets and liabilities -
Accounts receivable          (725,005)          (672,194)        (449,116)
Notes receivable                                 (29,792)
Inventories                   491,294         (1,277,282)        (183,546)
Prepaid and other current
assets                       (519,722)          (265,172)         (64,526)
Accounts payable and accounts
payable - affiliate          (751,744)         2,227,303        1,269,037
Accrued compensation          125,557            260,801           92,360
Accrued sales and fuel tax    199,937           (408,364)        (669,189)
Accrued expenses and other current
liabilities                    99,176            (49,060)         177,303
Changes in other non-
current assets                (86,663)          (429,606)          26,772
Net cash provided by operating
activities                  3,207,847          3,913,693        3,973,781

Investing activities:
Expenditures for property,
plant and equipment       (12,021,255)        (3,732,736)      (1,358,891)
Acquisition of leasehold interest                              (2,075,000)
Decrease (increase) in
other assets                                     200,000         (200,000)
	Proceeds from sale/disposal
of property, plant and
equipment                     294,636            133,870          366,512
	Net proceeds received from
notes receivable              194,669             82,513          228,131
Net cash used in investing
activities:               (11,531,950)        (3,316,353)      (3,039,248)

Financing activities:
Net short-term payments                       (1,752,000)        (286,000)
Principal payments of
long-term debt             (2,409,613)        (7,618,962)      (3,051,926)
Proceeds from long-
term borrowings             4,761,000         10,500,000        2,500,000
	Proceeds from convertible
senior subordinated debentures                 4,650,000
	Exercise of
	stock options          45,980             40,020
Net cash provided by (used in)
financing activities        2,397,367          5,819,058         (837,926)

Net (decrease) increase in cash
and equivalents            (5,926,736)         6,416,398           96,607
Cash and equivalents -
beginning of year           7,593,798          1,177,400        1,080,793

Cash and equivalents -
end of year                 1,667,062        $ 7,593,798      $ 1,177,400


	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Interest paid             $ 2,504,368        $  2,200,881     $ 1,625,628
Income taxes paid, net    $ 1,164,000        $  1,396,100     $ 1,046,085

The accompanying notes are an integral part of these financial statements.
NOTE 1 - THE COMPANY AND ITS ACCOUNTING POLICIES:

The Company is primarily engaged in the operation of travel plazas and has fifteen full service plazas and one mini plaza located in the states of New York, Pennsylvania, New Jersey, Indiana, Maryland, North Carolina and New Hampshire. A significant portion of the Company's sales and receivables are with companies in the trucking and related industries.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

The Company's significant accounting policies follow.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The FIFO value of inventory approximates the current replacement cost.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows: land improvements - 15 years; buildings and improvements - 39 years; and equipment and fixtures - 3 to 15 years. Leasehold improvements are amortized over the remaining term of the applicable leases or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Cost in excess of underlying net asset value of acquired companies

The Company amortizes cost in excess of underlying net asset value of companies acquired over 40 years. The amount presented on the balance sheet is net of accumulated amortization of $599,108 and $534,918 at April 30, 1996 and 1995, respectively. Amortization expense for the years ended
April 30, 1996, 1995, and 1994 was $64,190, $64,190, and $67,434,
respectively. Management periodically evaluates these assets for impairment and reviews the related amortization period for appropriateness.

Earnings per share

Earnings per share is computed by dividing net income by the weighted average number of common and, when applicable, common equivalent shares outstanding during the period. Weighted average shares used in the computation were 5,366,177 in 1996, 5,295,523 in 1995, and 5,260,100 in 1994.
Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures. Weighted average shares used in the computation were 6,926,676 in 1996, 5,769,480 in 1995 and 5,260,100 in 1994.

Cash equivalents

For purposes of this statement, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Fair value of financial instruments

Cash and cash equivalents, accounts receivable and inventories are valued at their carrying amounts, which are reasonable estimates of fair value. The fair value of long-term debt is estimated using rates currently available to the Company for debt with similar terms and maturities and is not materially different from the carrying amount. The fair value of all other financial instruments approximates cost as stated.

Income taxes

In May 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards. The adoption of SFAS No. 109 was recognized in the financial statements as the cumulative effect of a change in accounting principle and resulted in a $99,735 charge to 1994 earnings.

Accounting pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS 121,
"Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 is not expected to significantly impact future operating results.


The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995, which establishes accounting and reporting for stock-based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument, but also allows an entity to continue to measure compensation cost for those plans using the current method of accounting prescribed by APB Opinion No. 25
(APB 25), "Accounting for Stock Issued to Employees." The Company has elected not to change its method of accounting for employee stock options and will provide the pro forma fair value disclosures required by the new pronouncement.

NOTE 2 - FACILITY ADDITIONS AND DISPOSALS:

On March 1, 1996, the Company entered into a lease agreement for a facility in Baltimore, Maryland which will be operated as a full-service travel plaza. The term of the lease is seven years and is recorded as an operating lease (Note 6).

On June 15, 1995, the Company sold its Fairplay, South Carolina facility. The Company received as consideration a cash down payment and a $600,000 note receivable. This sale had no significant impact on operations.

On April 30, 1994, the Company acquired a leasehold interest in a full service travel plaza in Greenland, New Hampshire from a bankruptcy court.
In conjunction with this acquisition, the Company also purchased $75,000 in inventory. Simultaneously, the Company entered into a twenty-year operating lease for the facility with a third party unrelated to the seller. The leasehold interest will be amortized over the life of the lease (Note 5). The Company made a cash payment for this acquisition amounting to less than 5% of its total assets.

In August 1993, the Company sold its Allentown, Pennsylvania facility.
The Company received as consideration a cash down payment and a $1,425,000 note receivable. This sale had no significant impact on operations.

NOTE 3 - INVENTORIES:

Major classifications of inventories are as follows:

				1996            1995

At FIFO cost:
Petroleum products         $   925,239     $  1,467,754
Store merchandise            1,960,961        1,708,595
Parts for repairs
and tires                    1,884,512        2,138,790
Other                          563,117          475,684
			   $ 5,333,829        5,790,823






NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Major classifications of property, plant and equipment are as follows:

					   1996                     1995

Land                                  $  6,225,074          $    6,520,112
Land improvements                        8,795,560               7,415,110
Buildings and improvements              19,218,731              18,074,104
Equipment and fixtures                  12,794,052              10,561,679
Leasehold improvements                   4,272,663               1,536,711
Construction in progress                 4,870,398               1,024,099
					56,176,478              45,131,815
  Less - Allowance for
depreciation and amortization          (20,199,678)            (18,079,353)

				      $ 35,976,800            $ 27,052,462

Interest costs capitalized aggregated $164,900 in 1996. No interest costs were capitalized in 1995 and 1994.

These amounts include property, plant and equipment under a capital lease as follows:

					    1996                 1995
	Buildings                        $ 706,031            $ 706,031
	Land improvements                  243,969              243,969
					   950,000              950,000
	Less - Accumulated amortization   (640,010)            (616,820)

					 $ 309,990            $ 333,180

The leased assets relate to an agreement with the Livingston County Industrial Development Agency under which the Agency's bond proceeds were used to acquire, construct and equip an operating facility in Dansville, New York. The Company has the option to buy the facility for $1 at the end of the lease term, February 2000. Lease amortization amounted to $23,190 for each of the years 1996, 1995, and 1994, and is included in depreciation expense.

NOTE 5 - OTHER ASSETS:

At April 30, 1996 and 1995, other assets include a leasehold interest in a full service travel plaza in Greenland, New Hampshire with a carrying value of $1,920,500 and $2,027,200, respectively. The leasehold interest represents the amount paid by the Company for the rights to operate a full service plaza under the terms of a twenty-year lease and is being amortized over the life of the lease (Note 6). Deferred financing costs included within other assets are being amortized on a straight-line basis over the term of the related debt and have a carrying value of $399,500 and $503,600 at April 30, 1996 and 1995, respectively. Amortization expense for the years ended 1996, 1995, and 1994 was $244,300, $183,500, and $107,100,
respectively.

NOTE 6 - LEASES:

The Company leases six of its operating facilities and its home office under various terms from 3 to 20 years. Certain of the operating leases contain renewal options for periods beyond their original terms at specified rates of payment and five of the leases include purchase options exercisable at future dates. The Company has also entered into various leases of equipment and property used in operations and related office space with various lease periods and renewal options.

At April 30, 1996, future minimum payments required under non-cancelable leases are as follows:

	      Operating         Capital

1997   $      2,300,786     $    63,077
1998          2,160,651          59,041
1999          2,011,067          55,001
2000          1,634,837          50,965
2001          1,625,762          11,315
Future        6,847,917
	   $ 16,581,020         239,399
Less -
Amount
representing
interest                        (38,314)

Present value of net minimum
lease payments                 $201,085

Rental expense applicable to operating leases, net of sublease income of $333,900, $361,600, and $275,100, amounted to $1,352,200, $1,180,600, and
$1,037,800, for 1996, 1995, and 1994, respectively.


NOTE 7 - DEBT AND CAPITAL LEASE OBLIGATION:

Debt and capital lease obligation consist of the following:

						    1996               1995

Lines of credit to be refinanced:
Construction line - prime plus .5%             $  2,925,000
Prime plus .5%                                    1,836,000

Mortgage loans:
Due 2001, prime plus 1.000%                         344,395      $    411,061
Due 2003, prime plus .875%                          966,677         1,100,009
Due 2004, prime plus .875%                        2,531,766         2,858,379
Due 2005, prime plus .875%                        3,208,150         3,574,942

Term loans:
	Due 1997, prime plus 1.000%               1,406,685         1,531,724
	Due 1999, fixed rate of 9.650%            2,041,674         2,291,670
	Due 2002, fixed rate of 10.120%           9,427,469        10,424,544

Obligation under capital lease, 8.5%                201,085           248,585

Other long-term debt, various rates and
maturities                                          151,458           248,058
						 25,040,359        22,688,972
	Less - Portion due within one year,
including amounts for capital lease of $47,500
in 1996 and 1995                                ( 2,756,102)       (2,360,015)
					       $ 22,284,257      $ 20,328,957

The prime interest rate was 8.25% and 9.00% at April 30, 1996 and 1995, respectively.

In December 1995, the Company's primary lending institution established an additional $3,500,000 line of credit for the construction of the Harborcreek facility (Note 12). The maximum balance outstanding on the line was $2,925,000 at April 30, 1996. The line expires on July 31, 1996, and the Company has an agreement to convert the line to a $6,000,000 mortgage loan. Interest on the loan is prime plus .5%. However, the Company has the option to convert to a fixed interest rate at conversion. The loan will require monthly payments of principal and interest through June 2006 with a lump sum payment in July 2006.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit through August 31, 1996. The line of credit is now limited to the lesser of $2,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. The maximum balance outstanding on this line was $1,836,000 at April 30, 1996. The outstanding balance will be refinanced by July 31, 1996 with the $6,000,000 Harborcreek mortgage loan. At April 30, 1996, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit.

None of the debt agreements outstanding during 1996 require material compensating balances or commitment fees. Substantially all assets of the Company have been pledged to secure the outstanding borrowings.

Certain loan agreements require that the Company maintain specified minimums with regard to net worth, current maturity coverage and the incurrence of additional indebtedness. In addition, the Company cannot declare dividends without the consent of its primary lender. The Company is in compliance with such requirements and restrictions.

Long-term debt requirements excluding capital leases, over the next five years are as follows: 1997 - $2,708,602; 1998 - $2,825,200; 1999 -
$2,954,100; 2000 - $3,096,700 and 2001 - $3,218,000.

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


NOTE 9 - INCOME TAXES:

The provision for income taxes consists of the following:

			  1996               1995                 1994

Current provision:
	   Federal $    810,300        $    806,900            $ 770,600
	    State       226,600             239,300              298,700
		      1,036,900           1,046,200            1,069,300

	Deferred provision (benefit)
	   Federal      130,900              67,200                2,400
	   State         26,200              17,200              (41,400)
			157,100              84,400              (39,000)

		   $  1,194,000         $ 1,130,600         $  1,030,300

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

		     1996                       1995              1994
				 Per cent            Per cent        Per cent
				   of                   of              of
				 income               income          income
				 before               before          before
		    Amount        taxes      Amount   taxes     Amount taxes

Statutory
federal rate       $980,700       34.0%    $1,027,000  34.0%  $845,900 34.0%
State income taxes,
 net of federal
 benefit            166,800        5.8        172,200   5.7    156,900  6.3
Amortization of
 goodwill            21,800         .8         21,800    .7     22,900   .9
Meals and
 entertainment       22,000         .8         20,100    .7      4,200   .2
Expenditures not
 deductible for book                          (40,500) (1.3)
Excess tax reserve                            (70,700) (2.4)
Other                 2,700         .1            700              400
Effective
tax rate        $ 1,194,000       41.4%    $1,136,600  37.4% $1,030,300 41.4%




A summary of the deferred income tax assets and liabilities are as follows:

					    1996                1995

Assets
Bad debt reserve                  $       79,600           $   81,900
	Vacation accrual                  69,100               57,600
	Inventory accrual                 97,100              110,600
	Book accruals not currently
      deductible for tax                 126,000              131,800

				       $ 371,800           $  381,900

	Liabilities
	Depreciation                   $ 684,000           $  532,800
	Installment gain                 210,200              214,400

				       $ 894,200           $  747,200

The Company had an Alternative Minimum Tax Credit carryforward of approximately $56,000 at April 30, 1994 which was fully utilized to reduce regular federal income tax payable in 1995.

NOTE 10 - EMPLOYEE BENEFIT PLAN:

The Company sponsors a defined contribution employee benefit plan covering substantially all employees who have completed one year of service. Matching contributions are made at the discretion of the Board of Directors at the rate of 50 per cent of employee contributions up to 6 per cent of gross compensation. Total Company matching contributions were $98,100, $81,600 and $83,300 for 1996, 1995 and 1994, respectively.



NOTE 11 - SHAREHOLDERS' EQUITY:

Changes in shareholders' equity are as follows:

				       Additional                 Total
			   Common       paid-in  Retained        shareholders'
			   stock        capital   earnings        equity

Balance at April 30, 1993$ 51,841    $3,727,979 $ 5,281,832      $ 9,061,652
Net income                                        1,357,878        1,357,878

Balance at April 30, 1994  51,841     3,727,979   6,639,710       10,419,530
Net Income                                        1,890,032        1,890,032
Exercise of options           258        39,762                       40,020

Balance at April 30, 1995  52,099     3,767,741   8,529,742       12,349,582
Net income                                        1,690,500        1,690,500
Exercise of options           292        45,688                       45,980

Balance at April 30, 1996$ 52,391    $3,813,429 $10,220,242      $14,086,062


The Company has four common stock incentive plans for officers and other key employees. The first plan, established in 1987, provides for the issuance of up to 180,000 shares of common stock of which 9,436 options are available for future grant as of April 30, 1996. The second plan, established in 1992, provides for the issuance of up to 100,000 shares of common stock of which 1,002 options are available for future grant as of April 30, 1996.
The third plan, established in 1994, provides for issuance of up to 200,000 shares of common stock of which 15,490 options are available for future grant as of April 30, 1996. The fourth plan, established in 1996, provides for the issuance of up to 200,000 shares of common stock of which 100,000 options are available for future grant as of April 30, 1996. Provisions of the plans are similar. Options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. A summary of changes in outstanding stock options is as follows:

				       Shares under Option      Price Range

Outstanding at May 1, 1993                   184,250          $1.44 - $2.50
Granted                                      192,998          $1.44 - $2.50
Canceled                                     (32,000)         $1.62 - $2.12

Outstanding at April 30, 1994                345,248          $1.44 - $2.50
Granted                                      113,500          $1.44 - $2.50
Exercised                                    (25,886)         $1.50 - $2.12
Canceled                                     (10,124)         $1.62 - $2.12

Outstanding at April 30, 1995                422,738          $1.44 - $2.50
Granted                                      100,000               $3.37
Exercised                                    (29,200)         $1.50 - $2.12
Canceled                                    (  4,990)         $1.62 - $2.12

Outstanding at April 30, 1996                488,548          $1.44 - $3.37

Shares available for grant                   125,928

During 1995, warrants for 93,000 shares were issued in conjunction with the issuance of $4,650,000 of convertible senior subordinated debentures (Note 8).

During September 1986, shareholders approved the issuance of non-qualified stock options to the former preferred shareholders enabling them to purchase an aggregate of 1,000,000 shares of common stock at $4.75 per share, the fair market value of the common stock at the date of grant. The options became exercisable at the rate of 20% per year on a cumulative basis beginning in fiscal 1989 and had a duration of ten years.During 1994, the Company repurchased the options for $100,000. This amount was recorded as general and administrative expense in the statement of income.


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

United Petroleum Marketing Inc. and United Petroleum Realty Corp., a petroleum retailer and real estate company, initiated a suit against the Company alleging damages of $2,395,000, claiming that the Company violated the Agreement of Sale and various other agreements relating to the sale of twenty-three gasoline stations in 1987. This matter was settled in July
1996 and did not have a material adverse impact on the Company's financial position, results of operations or cash flow.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

On June 15, 1996, the Company opened a new full service facility in Harborcreek, Pennsylvania. As of April 30, 1996, the cumulative costs of construction, included in construction in progress (Note 4) were $4,724,000. The total cost of this facility of approximately $7,500,000 was financed through a combination of cash generated from operations and bank financing (Note 7).

NOTE 13 - RELATED PARTY TRANSACTIONS:

The Company had a long-term contract with a petroleum distributor owned by a shareholder director for the supply of gasoline and diesel fuel to certain motor plazas. The contract expired December 31, 1995. However, the Company continued to operate under a verbal agreement with similar terms throughout 1996. Management expects to finalize a new long-term contract during 1997. Purchases from this company were $23,710,000 in fiscal 1996, $18,833,000 in fiscal 1995, and $18,228,100 in fiscal 1994. At April 30, 1996 and 1995,
$717,900 and $568,600, respectively, were owed to this supplier under contract terms calling for payment within fifteen days.

The Maybrook, New York motor plaza is leased from a realty company owned by two individuals, one of whom is a shareholder director of the Company. The lease covers a period through March 2004 at which time the Company has the option to purchase the facility for $3,500,000. Annual rentals under the lease are $450,000.

The Company pays a shareholder director, fees and bonuses for consulting, management and other services rendered to the Company. These fees and bonuses amounted to approximately $202,600, $204,800, and $239,000 for the years 1996, 1995, and 1994, respectively.

Item 8. Financial Statement and Supplementary Data

	A capsule summary of the Company's unaudited quarterly net sales, gross profit, net income and earnings per share for the years ended
April 30, 1996, 1995 and 1994 is presented below.

		  First        Second       Third      Fourth         Total
	   1996   Quarter      Quarter      Quarter    Quarter         Year
Net Sales      $38,126,668  $39,619,638  $40,168,832 $47,249,253 $165,164,391
Gross Profit   $ 9,730,038  $ 9,764,317  $ 9,522,040 $10,126,302 $ 39,142,697
Net Income     $   620,267  $   601,363  $   267,180 $   201,690 $  1,690,500

Net Income Per Share
  Primary      $      0.12  $      0.11  $      0.05 $      0.04 $       0.32
  Fully
  Diluted      $      0.10  $      0.09  $      0.05 $      0.04 $       0.28

		 First        Second       Third      Fourth        Total
	1995     Quarter      Quarter      Quarter    Quarter       Year
Net Sales     $38,175,726  $39,075,621  $37,529,063 $38,486,669 $153,267,079
Gross Profit  $ 9,778,327  $10,092,832  $ 9,246,917 $ 9,119,623 $ 38,237,699
Net Income    $   561,250  $   714,111  $   286,917 $   327,754 $  1,890,032

Net Income Per Share
  Primary     $      0.11  $      0.14  $      0.05  $     0.06 $       0.36
  Fully
  Diluted     $      0.11  $      0.14  $      0.05  $     0.06 $       0.34

		  First        Second      Third      Fourth       Total
	1994      Quarter      Quarter     Quarter    Quarter       Year
Net Sales      $34,380,334  $34,574,038  $32,661,421 $35,959,882 $137,575,675
Gross Profit   $ 8,971,090  $ 8,732,120  $ 7,812,943 $ 9,094,240 $ 34,610,393
Net Income Before Cumulative Effect of Change in an Accounting
 Principle     $   555,277  $   523,361  $   101,761 $   277,214 $  1,457,613
Change in Accounting
 Principle     $   (99,735) $         0  $         0  $        0 $    (99,735)
Net Income     $   455,542  $   523,361  $   101,761  $  277,214 $  1,357,878

Net Income Per Share Before Cumulative Effect of Change in an Accounting
 Principle     $      0.11  $      0.10  $      0.02  $     0.05 $       0.28
Change in Accounting
 Principle     $     (0.02) $      0.00  $      0.00  $     0.00 $      (0.02)
Net Income Per Share
  Primary      $      0.09  $      0.10  $      0.02  $     0.05 $       0.26
  Fully
  Diluted      $      0.09  $      0.10  $      0.02  $     0.05 $       0.26



Item 9. Disagreements on Accounting and Financial Disclosure

	Not Applicable


PART III


Item 10.        Directors and Executive Officers of Registrant

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 22, 1996, under "Election of Directors".

Item 11.        Executive Compensation

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 22, 1996, under "Compensation of the Directors and Executive Officers".

Item 12.        Security Ownership of Certain Beneficial Owners and Management

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 22, 1996, under "Principal Holders of Voting Securities" and "Election of Directors".

Item 13.        Certain Relationships and Related Transactions

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 22, 1996, under "Certain Relationships and Related Transactions" or
"Compensation of Directors and Executive Officers" and "Election of Officers".



PART IV

Item 14. Exhibits, Financial Statement Schedules on Form 10-K

Item 14(a)(1), 14(a)(2) and 14(d):

	The following financial statement and financial statement schedules are filed as a part of Item 8 of this Report:

	Report of Independent Accountants

	Balance Sheet for the years ended April 30, 1996 and 1995

	Statement of Income for the years ended April 30, 1996, 1995 and 1994

	Statement of Cash Flows for the years ended April 30, 1996, 1995 and
	1994

	Notes to Financial Statements

	Selected Quarterly Financial Information (Unaudited)

	All other schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

Item 14(b):

	Not Applicable

Item 14(a)(3) and 14(c):

	See Index to ExhibitsINDEX TO EXHIBITS

 (3)    Articles of Incorporation and By-laws

		Exhibit 3-a and exhibit 3-b to the Company's Registration Statement on Form S-18, File No. 33-7870-NY are incorporated herein by reference with respect to the Restated Certificate of Incorporation and By-laws of the Company.

		3-c     Certificate of Amendment of Certificate of
Incorporation changing the name of the Corporation, is incorporated herein by reference to Exhibit 3-c ofthe Company's report on Form 10-K dated July 27, 1993.

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

	Exhibit 4-c, Form of Indenture dated as of January 24, 1995, between Travel Ports of America, Inc. and American Stock Transfer and Trust Company, as Trustee, with respect to up to $5,000,000 principal amount of 8.5% Convertible Senior Subordinated Debentures due January 15, 2005 is incorporated by reference to Exhibit 4-c to the Company's Current Report on Form 8-K dated February 15, 1995.

	Exhibit 4-d, Form of Warrant to purchase Common Stock is incorporated by reference to Exhibit 4-d to the Company's Current Report on Form 8-K dated February 15, 1995.

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

10.9 1993 Employee Incentive Stock Option Plan is incorporated herein by reference to Appendix "A" of the Proxy Statement issued for the October 26, 1993, Annual Meeting of Stockholders.

10.10 Lease dated May 31, 1991 and amended June 17, 1992, between the Company and Townline Associates is incorporated herein by reference to
Exhibit 10.10, page 50 of the Company's report on Form 10-K dated July 27,
1994.

10.11 Lease dated November 20, 1987, amended April 21, 1993, and April 29, 1994, between the Company and Siegel Limited Partnership is incorporated herein by reference to Exhibit 10.11, page 91 of the Company's report on Form 10-K dated July 27, 1994.

10.12 Term Loan Note dated June 30, 1994, executed and delivered by the Company as security for the Mortgage payable to Fleet Bank of New York is incorporated herein by reference to Exhibit 10.12, page 120 of the Company's report on Form 10-K dated July 27, 1993.

10.13 Restated and Amended Credit Agreement, Revolving Line Note and Term Loan Note, all dated September 29, 1994, executed and delivered by the Company to Fleet Bank of New York is incorporated herein by reference to
Exhibit 10.13, page 14 of the Company's report on Form 10-Q dated November 28, 1994.

10.14 1995 Employee Incentive Stock Option Plan is incorporated herein by reference to Appendix "A" of the Proxy Statement issued for the October 24, 1995, Annual Meeting of Stockholders.

10.15 Restated and Amended Credit Agreement, Revolving Line Note and Term Loan Note, all dated December 21, 1995, executed and delivered by the Company to Fleet Bank of New York is incorporated herein by reference to
Exhibit 10.14, page 16 of the Company's report on Form 10-Q dated March 8,
1996.

10.16 Lease dated February 16, 1996 between the Company and Baltimore Port Truck Plaza Limited Partnership, Truck Ex. Inc. and Travel Plaza I, Inc. is incorporated herein by reference to Exhibits beginning on page 69 of the Company's report on Form 10-Q dated March 8, 1996.

(11)    Statement re computation of per share earnings

	Computation of Per Share Earnings is set forth in Exhibit (11) on page 45 of this report.

(12)    Statement re computation of ratios

		Not applicable

(13)    Annual report to security holders

		Not applicable

(16)    Letter re change in certifying accountant

		Not applicable

(18)    Letter re change in accounting principles

		Not applicable

(19)    Previously unfiled documents

		None

(21)    Subsidiaries of Registrant

		Exhibit (21) on page 46 of this report.

(22) Published report regarding matters submitted to vote of security holders

		None

(23)    Consents of experts and counsel

		Exhibit (23) on page 47 of  this report.

(24)    Power of Attorney

		Not applicable

(27)    Financial Data Schedule

		Exhibit (27) on page 49 of this report.

(28) Information from reports furnished to state insurance regulatory agencies

		None

(99)    Additional exhibits

		None

Exhibit 11

Computation of Primary Per Share Earnings

	     Total Options                                   Common
	      Below Market   Average         Average        Equivalent
Quarter Ended   Price       Option Price   Market Price      Shares
7/31/95        420,738        $1.87           $2.65         123,847

10/31/95       492,748        $2.19           $3.71         201,718

1/31/96        388,548        $1.89           $2.58         103,881

4/30/96        386,548        $1.89           $2.37          78,767

Total of Four Quarters                                      508,213

Average common stock equivalents outstanding during year
ended 4/30/96                                               127,053
Average number of shares outstanding during year
ended 4/30/95                                             5,239,124
Total weighted average shares outstanding                 5,366,177

Net Income for year ended 4/30/96                         1,690,500

Net Income per common and common equivalent shares             $.32





Computation of Fully Diluted Per Share Earnings

		Total Options                                   Common
		Below Market       Average         Ending      Equivalent
Quarter Ended      Price          Option Price  Market Price    Shares
7/31/95           420,738           $1.87           $2.88       147,082

10/31/95          585,748           $2.41           $3.71       204,475

1/31/96           388,548           $1.89           $2.58       103,881

4/30/96           386,548           $1.89           $2.50        94,771

Total of Four Quarters                                          550,209


Average common stock equivalents outstanding during year
ended 4/30/96                                                    137,552
Common stock equivalents due to assumed conversion of
  convertible debentures                                       1,550,000
Average number of shares outstanding during year ended 4/30/95 5,239,124
Total weighted average shares outstanding                      6,926,676


Net Income for year ended 4/30/96                             $1,690,500
Interest on 8.5% convertible debentures, after tax               237,150
							      $1,927,650

Net Income per common and common equivalent shares                  $.28





Exhibit 21

Subsidiaries of the Registrant for the year ended April 30, 1996

	The Company has no parent. As of April 30, 1992, all subsidiaries have filed for certificates of dissolution and all activity has been recorded by the Company for the year ended April 30, 1996.


Exhibit 23

Consent of Independent Accountants

	We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-7870-NY) of Travel Ports of America, Inc. of our report dated June 28, 1996, appearing on page 22 of this Form 10-K.






PRICE WATERHOUSE LLP

Rochester, New York 14604
July 25, 1996





SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Travel Ports of America, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						TRAVEL PORTS OF AMERICA, INC.

						   By: /S/ John M. Holahan
July 25, 1996                                       John M. Holahan, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

	Signature                    Title                     Date

/S/ E. Philip Saunders        Chairman of the Board and
E. Philip Saunders            Chief Executive Officer         July 25, 1996


/S/ John M. Holahan           President and Chief             July 25, 1996
John M. Holahan               Operating Officer


/S/ William Burslem III       Vice President, Secretary and
William Burslem III           and Chief Financial Officer    July 25, 1996


/S/ William A. DeNight          Director                     July 25, 1996
William A. DeNight


/S/ John O. Eldredge            Director                     July 25, 1996
John O. Eldredge


/S/ Dante Gullace               Director                     July 25, 1996
Dante Gullace


/S/ John F. Kendall             Director                     July 25, 1996
John F. Kendall