Form 10-Q
period 1996-07-31
TRAVEL PORTS OF AMERICA INC
filed 1996-09-12
CIK 798935

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				 FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1996




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
						      [ X ] Yes       [  ] No





	Class                       Outstanding at July 31, 1996
Common Stock, Par Value
 $.01 Per Share                         5,254,424


TRAVEL PORTS OF AMERICA, INC.

INDEX

								  Page
PART I  Financial Information

		Balance Sheets, July 31, 1996 (unaudited) and
		April 30, 1996............................          3

		Statement of Income (unaudited), quarter ended
		July 31, 1996 and 1995....................          4

		Statement of Cash Flows (unaudited), three months
		ended July 31, 1996 and 1995..............          5

	Notes to Financial Information.....................         6

	Management's Discussion and Analysis of Financial
	  Condition and Results of Operations..............         7


PART II Other Information

	Index to Exhibits and Legal Proceedings............         9

	Signatures.........................................        13




			   TRAVEL PORTS OF AMERICA, INC.
				   BALANCE SHEET


			      (UNAUDITED)
				7/31/96             4/30/96
	ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS      $  1,945,274         $  1,667,062
  ACCOUNTS RECEIVABLE, LESS
  ALLOWANCE
  FOR DOUBTFUL ACCOUNTS OF
  $256,000 AT JULY 1996 AND
  $208,000 AT APRIL 1996       4,276,076            4,357,246
  NOTES RECEIVABLE                50,783               56,915
  INVENTORIES                  5,781,183            5,333,829
  PREPAID AND OTHER
  CURRENT ASSETS               1,354,929            1,052,626
  DEFERRED TAXES - CURRENT       371,800              371,800
      TOTAL CURRENT ASSETS    13,780,045           12,839,478
NOTES RECEIVABLE, DUE AFTER
  ONE YEAR                     2,067,949            2,071,671
PROPERTY, PLANT AND
  EQUIPMENT, NET              39,019,589           35,976,800
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES  1,952,448            1,968,496
OTHER ASSETS, NET              2,349,460            2,422,159
			     $59,169,491          $55,278,604

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT DUE BANKS  $                    $
  CURRENT PORTION OF
  LONG-TERM DEBT               2,848,155            2,756,102
  ACCOUNTS PAYABLE             7,682,590            5,994,740
  ACCOUNTS PAYABLE - AFFILIATE 1,084,229              747,939
  INCOME TAXES PAYABLE           315,092
  ACCRUED COMPENSATION         1,438,534            1,460,862
  ACCRUED SALES AND FUEL TAX   2,003,025            1,247,586
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES          901,101            1,156,856
      TOTAL CURRENT
      LIABILITIES             16,272,726           13,364,085
LONG TERM DEBT                22,552,832           22,284,257
CONVERTIBLE SUBORDINATED
DEBENTURES                     4,650,000            4,650,000
DEFERRED INCOME TAXES            894,200              894,200
	TOTAL LIABILITIES     44,369,758           41,192,542
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JULY
    1996 - 5,254,424 AND
    APRIL 1996 -5,239,124         52,544               52,391
  ADDITIONAL PAID-IN CAPITAL   3,836,546            3,813,429
  RETAINED EARNINGS           10,910,643           10,220,242
    TOTAL SHAREHOLDERS'
    EQUITY                    14,799,733           14,086,062
			     $59,169,491          $55,278,604




			 TRAVEL PORTS OF AMERICA, INC.
			     STATEMENT OF INCOME
				 (UNAUDITED)


						      QUARTER ENDED
							JULY 31
					      1996                   1995

NET SALES AND OPERATING REVENUE         $   46,488,936          $  38,126,668

COST OF GOODS SOLD                          34,840,378             28,396,630

GROSS PROFIT                                11,648,558              9,730,038

OPERATING EXPENSE                            8,740,139              7,297,158

GENERAL AND ADMINISTRATIVE EXPENSE           1,150,698                973,835

INTEREST EXPENSE                               614,004                677,199

OTHER INCOME, NET                              (54,384)              (299,121)
					    10,450,457              8,649,071

INCOME BEFORE TAXES                          1,198,101              1,080,967

PROVISION FOR TAXES ON INCOME                  507,700                460,700

NET INCOME                            $        690,401         $      620,267


PER SHARE DATA:

NET INCOME PER SHARE - PRIMARY                   $0.13                 $0.12

NET INCOME PER SHARE - FULLY DILUTED             $0.11                 $0.10

WEIGHTED AVERAGE SHARES
	OUTSTANDING - PRIMARY                5,397,548             5,333,771

WEIGHTED AVERAGE SHARES
	OUTSTANDING - FULLY DILUTED          6,981,297             6,907,006




			    TRAVEL PORTS OF AMERICA, INC.
			     STATEMENT OF CASH FLOWS
				   (UNAUDITED)


					      THREE MONTHS ENDED JULY 31
						1996          1995
OPERATING ACTIVITIES:
  NET INCOME                               $   690,401   $   620,267
  DEPRECIATION AND AMORTIZATION                746,719       653,894
  PROVISION FOR LOSSES ON ACCOUNT RECEIVABLE    37,739        17,309
  GAIN ON SALE OF ASSETS                                    (190,880)
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                         43,431      (102,375)
    INVENTORIES                               (447,354)      604,292
    PREPAID AND OTHER CURRENT ASSETS          (302,303)     (314,581)
    ACCOUNTS PAYABLE                         2,024,140    (1,670,814)
    ACCRUED COMPENSATION                       (22,328)     (314,233)
    ACCRUED SALES AND FUEL TAX                 755,439       130,409
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                               (255,755)       (3,313)
  CHANGES IN INCOME TAXES PAYABLE              315,092       352,181
  CHANGES IN OTHER NON-CURRENT ASSETS           34,598         4,601
    NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                  3,619,819      (213,243)

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                                 (3,735,359)   (2,055,814)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                                      266,461
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE      9,854        22,238
    NET CASH USED IN INVESTING ACTIVITIES   (3,725,505)   (1,767,115)

FINANCING ACTIVITIES:
  NET SHORT-TERM BORROWINGS                                  207,000
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT        (599,372)     (650,250)
  PROCEEDS FROM LONG-TERM BORROWING            960,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS       23,270
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                     383,898       (443,250)

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                    278,212     (2,423,608)
CASH AND EQUIVALENTS - BEGINNING OF PERIOD   1,667,062      7,593,798
CASH AND EQUIVALENTS - END OF PERIOD        $1,945,274     $5,170,190


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
	INTEREST PAID                      $   676,218    $   663,691
	INCOME TAXES PAID                  $    62,011    $   105,000

			  TRAVEL PORTS OF AMERICA, INC.
			 NOTES TO FINANCIAL INFORMATION
				 JULY 31, 1996

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1996, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1996 and the results of operations for the three months ended July 31, 1996 and 1995. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
				July 31, 1996           April 30, 1996
At first-in, first-out (FIFO) cost:
    Petroleum Products           $1,343,792              $   925,239
    Store Merchandise             1,959,718                1,960,961
    Parts for repairs and tires   1,966,318                1,884,512
	   Other                    511,355                  563,117
				 $5,781,183               $5,333,829


NOTE 3 EARNINGS PER SHARE

Primary earnings per share is computed by dividing net income by the weighted average number of common, and when applicable, common equivalent shares outstanding during the period. Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures.

NOTE 4 FINANCING AGREEMENTS

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until August 31, 1997. The line of credit is limited to the lesser of $2,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory.

On December 21, 1995, the Company entered into an agreement with its primary lender that provided a construction line of credit in the amount of $3,500,000 for the construction of the Harborcreek facility. During September 1996, the Company will close permanent financing in the amount of $6,000,000, based upon a 15 year amortization and a 10 year balloon.


			 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

First Quarter ended July 31, 1996 and 1995

Sales from operations were $46,488,936 for the first quarter of fiscal 1997, an increase of $8,362,268, or 22%, from the first quarter of last year. We opened our new travel plaza in Harborcreek, Pennsylvania on June 15, 1996.
In addition we operated the travel plaza in Baltimore, Maryland for the full quarter. The facility in Fairplay, South Carolina was sold on June 15, 1995. These changes in locations resulted in a net increase in sales of $4,940,000. Sales from a same unit basis increased $3,422,000 or 9%. On a same unit basis diesel gallons increased 4% while diesel dollar sales increased 12%.

Gross profit for the first quarter was $11,648,558 which was an increase of $1,918,520, or 20%, from the prior year. The change in number of locations noted above also increased gross profit in the amount of $1,323,000. More importantly same unit gross profit was up $596,000 or 6%. This increase was reflected in all sales categories.

Operating expenses of $8,740,139 for the first quarter were $1,442,981 or 20% more than last year. Of this increase, $1,220,000 related to the change in number of locations. The same unit operating expenses increased $223,000 or 3%.

General and administrative expenses for the quarter of $1,150,698 increased $176,863 or 18% from last year. The increase relates primarily to increased compensation.

Other income, net decreased $244,737 as a result of (a) the gains from last year's sale of two properties, not present this year and (b) a decrease in interest income as a result of lower cash levels this year.

Interest expense decreased from last year by $63,195 as a result of the lower prime rate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $278,212 to $1,945,274 during the three months ended July 31, 1996. Cash from operations was $3,619,819 for the quarter compared to a $213,243 use of cash in the prior year. Increased cash from operations is primarily due to improved operating results combined with the timing of payments associated with the construction of Harborcreek and the gain on sale in the prior year.

Investing activities resulted in a net use of $3,725,505. Capital expenditures during the first three months of fiscal 1997 were $3,735,359 primarily from the completion of the Harborcreek travel plaza.

Financing activities for the first three months of fiscal 1997 provided $383,898 as funds were advanced through borrowings for the Harborcreek facility. Principal payments on long-term debt were $599,372.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until August 31, 1997. The line of credit is limited to the lesser of $2,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of July 31, 1996, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit in addition to the $2,221,000 outstanding on the line. The amount outstanding on the line is classified as long-term debt as it relates to the financing of Harborcreek.

On December 21, 1995, the Company entered into an agreement with its primary lender that provided a construction line of credit in the amount of $3,500,000 for the construction of the Harborcreek facility. During September 1996, the Company will close permanent financing in the amount of $6,000,000 based upon a 15 year amortization and a 10 year balloon.

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

		Certificate of Amendment of Certificate of Incorporation changing the name of the Corporation, is incorporated herein by reference to Exhibit 3-c of the Company's report of Form 10-K dated July 27, 1993.

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

			 None

	(20)    Report furnished to security holders

			 Not applicable

	(22) Published report regarding matters submitted to vote of security holders

			 None

	(23)    Consents of experts and counsel

			 Not applicable

	(24)    Power of attorney

			 None

	(27)    Financial Data Schedule

			 Exhibit (27) on page 14 of this report.

	(99)    Additional exhibits

			 None

   (b)  REPORT ON FORM 8-K

			 None



EXHIBIT (11)

		     COMPUTATION OF PRIMARY EARNINGS PER SHARE
			FOR THE QUARTER ENDED JULY 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

		Total Options      Average        Average
Qtr. Ended      Below Market    Option Price    Market Price          Shares
7/31/96            499,176         $2.12           $2.97             143,124
Average number of shares outstanding                               5,254,424
								   5,397,548

Net income per common and common equivalent share                       $.13


COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
FOR THE QUARTER ENDED JULY 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options       Average        Period End
Qtr. Ended      Below Market      Option Price    Market Price          Shares
7/31/96            499,176           $2.12            $3.28            176,873

Additional shares due to assumed exercise of convertible debentures  1,550,000

Average number of shares outstanding                                 5,254,424
								     6,981,297

Net income for quarter ended 7/31/95                                  $690,401
Interest on convertible debentures                                      59,288
								      $749,689

Net income per common and common equivalent share - fully diluted         $.11




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						TRAVEL PORTS OF AMERICA, INC.




Date: September 12, 1996                s/ John M. Holahan
					John M. Holahan, President




Date: September 12, 1996                s/ William Burslem III
					William Burslem III
					    Vice President