Form 10-Q
period 1996-10-31
TRAVEL PORTS OF AMERICA INC
filed 1996-12-13
CIK 798935

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 1996




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





    Class                       Outstanding at October 31, 1996
Common Stock, Par Value
 $.01 Per Share                         5,254,424


			TRAVEL PORTS OF AMERICA, INC.

				  INDEX

								     Page
PART I  Financial Information

	Balance Sheets, October 31, 1996 (unaudited) and
	  April 30, 1996...................................             3

	Statement of Income (unaudited), quarter and six months ended
	  October 31, 1996 and 1995........................             4

	Statement of Cash Flows (unaudited), six months
	  ended October 31, 1996 and 1995..................             5

	Notes to Financial Information.....................             6

	Management's Discussion and Analysis of Financial
	  Condition and Results of Operations..............             7


PART II Other Information

	Index to Exhibits and Legal Proceedings.............           10

	Signatures..........................................           15



			   TRAVEL PORTS OF AMERICA, INC.
				  BALANCE SHEET


					(UNAUDITED)
					  10/31/96               4/30/96

	ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                 $  2,208,911           $  1,667,062
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $223,516 AT
    OCTOBER 1996 AND $208,414 AT
    APRIL 1996                            5,196,127              4,357,246
  NOTES RECEIVABLE                           51,871                 56,915
  INVENTORIES                             6,367,505              5,333,829
  PREPAID AND OTHER CURRENT ASSETS        1,233,703              1,052,626
  DEFERRED TAXES - CURRENT                  371,800                371,800
      TOTAL CURRENT ASSETS               15,429,917             12,839,478
NOTES RECEIVABLE, DUE AFTER ONE YEAR      2,056,752              2,071,671
PROPERTY, PLANT AND EQUIPMENT, NET       40,406,664             35,976,800
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES             1,936,401              1,968,496
OTHER ASSETS, NET                         2,361,308              2,422,159
					$62,191,042            $55,278,604

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT                      $  2,550,000           $
  CURRENT PORTION OF LONG-TERM DEBT       2,895,524              2,756,102
  ACCOUNTS PAYABLE                        8,018,010              5,994,740
  ACCOUNTS PAYABLE - AFFILIATE              941,083                747,939
  INCOME TAXES PAYABLE                       64,523
  ACCRUED COMPENSATION                    1,254,527              1,460,862
  ACCRUED SALES AND FUEL TAX              2,396,530              1,247,586
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                   1,014,381              1,156,856
      TOTAL CURRENT LIABILITIES          19,134,578             13,364,085
LONG TERM DEBT                           22,175,793             22,284,257
CONVERTIBLE SUBORDINATED DEBENTURES       4,650,000              4,650,000
DEFERRED INCOME TAXES                       894,200                894,200
	TOTAL LIABILITIES                46,854,571             41,192,542
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES, ISSUED
    AND OUTSTANDING AT OCTOBER 1996 -
    5,254,424 AND APRIL 1996 - 5,239,124     52,544                 52,391
  ADDITIONAL PAID-IN CAPITAL              3,836,546              3,813,429
  RETAINED EARNINGS                      11,447,381             10,220,242
    TOTAL SHAREHOLDERS' EQUITY           15,336,471             14,086,062
					$62,191,042            $55,278,604



			     TRAVEL PORTS OF AMERICA, INC.
				 STATEMENT OF INCOME
				     (UNAUDITED)


		  QUARTER ENDED                SIX MONTHS ENDED
		   OCTOBER 31                     OCTOBER 31
	      1996        1995               1996             1995

NET SALES AND
OPERATING
REVENUE   $52,698,998 $39,619,638         $99,187,934      $77,746,306

COST OF
GOODS
SOLD       40,627,845  29,855,321          75,468,223       58,251,951

GROSS
PROFIT     12,071,153   9,764,317          23,719,711       19,494,355

OPERATING
EXPENSE     9,381,477   7,307,127          18,121,616       14,604,285

GENERAL AND
ADMINISTRATIVE
EXPENSE     1,104,156     891,828           2,254,854        1,865,663

INTEREST
EXPENSE       772,950     610,460           1,386,954        1,287,659

OTHER INCOME,
NET          (123,078)    (93,661)           (177,462)        (392,782)
	   11,135,505   8,715,754          21,585,962       17,364,825

INCOME BEFORE
TAXES         935,648   1,048,563           2,133,749        2,129,530

PROVISION FOR
TAXES ON
INCOME        398,900     447,200             906,600          907,900

NET INCOME $  536,748  $  601,363        $  1,227,149     $  1,221,630


PER SHARE DATA:

NET INCOME PER
SHARE -
PRIMARY         $0.10       $0.11                $0.23           $0.23

NET INCOME PER SHARE
- FULLY
DILUTED         $0.09       $0.09                $0.19           $0.19

WEIGHTED AVERAGE SHARES
 OUTSTANDING -
 PRIMARY    5,397,397   5,439,066            5,397,473       5,399,919

WEIGHTED AVERAGE SHARES
 OUTSTANDING -
 FULLY
 DILUTED    6,947,397   6,991,823            6,964,347       6,962,915



			  TRAVEL PORTS OF AMERICA, INC.
			     STATEMENT OF CASH FLOWS
				   (UNAUDITED)


				     SIX MONTHS ENDED OCTOBER 31
					  1996           1995
OPERATING ACTIVITIES:
  NET INCOME                          $1,227,139       1,221,630
  DEPRECIATION AND AMORTIZATION        1,562,065       1,299,342
  PROVISION FOR LOSSES ON ACCOUNT
  RECEIVABLE                              26,415          34,118
  (GAIN) LOSS ON SALE OF ASSETS                         (193,880)
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                 (865,296)       (482,229)
    INVENTORIES                       (1,033,676)          8,940
    PREPAID AND OTHER CURRENT ASSETS    (181,077)       (347,959)
    ACCOUNTS PAYABLE                   2,216,414        (856,030)
    ACCRUED COMPENSATION                (206,335)       (491,851)
    ACCRUED SALES AND FUEL TAX         1,148,944         541,639
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                         (142,475)       (148,681)
  CHANGES IN INCOME TAXES PAYABLE         64,523          90,055
  CHANGES IN OTHER NON-CURRENT ASSETS    (18,129)         29,220
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                         3,798,512         704,314

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY,
  PLANT & EQUIPMENT                   (5,880,854)     (5,319,963)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                                  269,461
  NET PROCEEDS RECEIVED ON
  NOTES RECEIVABLE                        19,963         177,202
    NET CASH USED IN INVESTING
    ACTIVITIES                        (5,860,891)     (4,873,300)

FINANCING ACTIVITIES:
  NET SHORT-TERM BORROWING             2,550,000
  PRINCIPAL PAYMENTS ON
  LONG-TERM DEBT                      (1,258,042)     (1,230,384)
  PROCEEDS FROM LONG-TERM BORROWING    1,289,000
  PROCEEDS FROM EXERCISE OF
  STOCK OPTIONS                           23,270          41,940
    NET CASH PROVIDED (USED) IN
      FINANCING ACTIVITIES             2,604,228      (1,188,444)

NET (DECREASE) INCREASE IN CASH
AND EQUIVALENTS                          541,849      (5,357,430)
CASH AND EQUIVALENTS -
BEGINNING OF PERIOD                    1,667,062       7,593,798
CASH AND EQUIVALENTS - END OF PERIOD  $2,208,911      $2,236,368


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
	INTEREST PAID                 $1,437,262      $1,283,090
	INCOME TAXES PAID             $  711,480      $  764,326


			    TRAVEL PORTS OF AMERICA, INC.
			    NOTES TO FINANCIAL INFORMATION
				  OCTOBER 31, 1996

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1996, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1996 and April 30, 1996, and for the three months and six months ended October 31, 1996 and 1995. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
			       October 31, 1996  April 30, 1996
 At first-in, first-out (FIFO) cost:
  Petroleum Products           $1,417,483              $   925,239
  Store Merchandise             2,366,683                1,960,961
  Parts for repairs and tires   2,144,665                1,884,512
  Other                           438,674                  563,117
			       $6,367,505               $5,333,829


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

On October 4, 1996, the Company completed the financing of its Harborcreek, Pennsylvania facility with its primary lender in accordance with the Restated and Amended Credit Agreement dated December 21, 1995 in the amount of $6,000,000. Interest is fixed at 9.44% for ten years with level principal payments based upon a 15 year amortization.

On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinances a mortgage loan due 2001 covering two travel plazas in Pennsylvania, and a term loan due in 1997 and (b) provides $5,000,000 available for 1996/97 capital expenditures. The loan calls for the payment of interest only for six months. After six months the loan will be amortized over 15 years with a balloon payable after five years. At the time amortization commences, interest can be fixed at 210 basis points in excess of the five year United States Treasury Note or variable at prime plus 1/2.


		      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Second Quarter ended October 31, 1996 and 1995

Sales from operations were $52,698,998 for the second quarter of fiscal 1997, up $13,079,360, or 33%, from the second quarter of last year. In comparing to last year, this year we added facilities in Baltimore, Maryland and Harborcreek, Pennsylvania. The impact from these two new locations was a $8,212,000 increase in sales as compared to the second quarter of 1996. The increase in sales for same units was $4,868,000 or 12%.

Gross profit for the second quarter was $12,071,153, an increase of $2,306,836, or 23.6%, from the prior year. The two new locations accounted for $2,074,000 of this increase. Gross profit was impacted by lower diesel margins caused by product cost increases that could not be immediately reflected in increased retail pricing.

Operating expenses of $9,381,477 for the second quarter were $2,074,350 or 28.4% more than last year. The two new locations accounted for $1,955,000 of the increase. Same units increased $119,000 or 1.6%. Startup expenses incurred at the two new locations had an impact on the profitability for the quarter.

General and administrative expenses for the quarter of $1,104,156 increased $212,328 or 23.8% from last year. The increase relates primarily to increased compensation. Other income increased $29,417 from last year. Interest expense increased from last year by $162,501 as a result of increased level of debt.

Six months ended October 31, 1996 and 1995

Sales from operations were $99,187,934 for the first six months of fiscal 1997, up $21,441,628, or 27.6%, from the first six months of last year. In comparing to last year, this year we added facilities in Baltimore, Maryland and Harborcreek, Pennsylvania and last year we had a facility in Fairplay, South Carolina that was sold in June 1995. The impact from the changes in locations was a $13,152,000 increase in sales as compared to the first six months of 1996. The increase in sales for same units was $8,290,000 or 10.7%.

Gross profit for the first six months was $23,719,711, an increase of $4,225,356, or 21.6%, from the prior year. The change in locations accounted for $3,397,000 of this increase. Same unit gross profit increased $829,000 or 4.3%. As noted in the discussion of second quarter gross profit, lower diesel margins impacted the earnings for the first six months.

Operating expenses of $18,121,616 for the first six months were $3,517,331 or 24.1% more than last year. The change in locations accounted for $3,175,000 of the increase. Same units increased $342,000 or 2.4%. As noted in the discussion of expenses for the second quarter, startup expenses at the two new locations impacted earnings for the first six months.

General and administrative expenses for the first six months of $2,254,854 increased $389,191 or 20.9% from last year. The increase relates primarily to increased compensation. Other income decreased $215,320 from last year as a result of (a) gains from sale of properties last year and (b) a decrease in interest income as a result of lower cash levels this year. Interest expense increased from last year by $99,295 as a result of increased level of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $541,849 to $2,208,911 during the six months ended October 31, 1996. Accounts receivable increased $865,296 from greater sales activity. Inventories increased $1,033,676 primarily due to the two new facilities and increased fuel costs. Accounts payable increased $2,216,414 as a result of increased inventories, increased fuel costs and payments on capital expenditures. Accrued compensation decreased $206,335 due to the payment of bonuses. Accrued sales and fuel taxes increased $1,148,944 due to amount and timing of tax payments. Overall operating activities for the six months ended October 31, 1996, provided $3,798,512 in cash compared to last year's $704,314.

Investing activities resulted in a net use of $5,860,891. Capital expenditures during the first six months of 1997 were $5,880,854. The renovation projects at Fultonville and Maybrook, New York, paving projects at several locations and the completion of a travel plaza on land owned by the Company in Harborcreek, Pennsylvania accounted for the majority of these expenditures. Proceeds from notes receivable provided cash of $19,963.

Financing activities for the first six months of 1997 resulted in a net provision of $2,604,228 after repayment of principal.

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

On October 4, 1996, the Company completed the financing of its Harborcreek, Pennsylvania facility with its primary lender in accordance with the Restated and Amended Credit Agreement dated December 21, 1995 in the amount of $6,000,000. Interest is fixed at 9.44% for ten years with level principal payments based upon a 15 year amortization.

On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinances a mortgage loan due 2001 covering two travel plazas in Pennsylvania, and a term loan due in 1997 and (b) provides $5,000,000 available for 1996/97 capital expenditures. The loan calls for the payment of interest only for six months. After six months the loan will be amortized over 15 years with a balloon payable after five years. At the time amortization commences, interest can be fixed at 210 basis points in excess of the five year United States Treasury Note or variable at prime plus 1/2.

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

			None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

			None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On October 22, 1996, at the annual meeting of the Company's shareholders, the shareholders voted to adopt the 1996 Employee Incentive Stock Option Plan and reserve 500,000 shares of the Company's Common Stock for issuance under the Plan. The results of the voting were as follows:
		In Favor                2,965,401
		Against                   167,919
		Abstain                    22,500
		Not Voted               2,098,604

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

(10)    Material contracts

	Exhibit 10.17, Loan Agreement dated November 6, 1996, executed and delivered to PNC Bank is set forth on page 17 of this report.

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

			None

(20)    Report furnished to security holders

			Not applicable


(22) Published report regarding matters submitted to vote of security holders

			None

(23)    Consents of experts and counsel

			Not applicable

(24)    Power of attorney

			None

(27)    Supplemental Financial Information

			Exhibit (27) on page 15 of this report.

(99) Additional exhibits

			None

   (b)  REPORT ON FORM 8-K

			None

			     EXHIBIT (11)

		  COMPUTATION OF PRIMARY EARNINGS PER SHARE
		   FOR THE QUARTER ENDED OCTOBER 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

		Total Options
		and Warrants      Average            Average
Qtr. Ended      Below Market    Exercise Price    Market Price        Shares
10/31/96         495,676           $2.12              $2.98          142,973

Average number of shares outstanding                               5,254,424
								   5,397,397

Net income per common and common equivalent shares                      $.10



		   COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
		    FOR THE QUARTER ENDED OCTOBER 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options
		and Warrants        Average
Qtr. Ended      Below Market    Exercise Price  Market Price *        Shares
10/31/96          495,676           $2.12           $2.98             142,973

Additional shares due to assumed exercise of convertible debentures 1,550,000

Average number of shares outstanding                                5,254,424
								    6,947,397

Net income for quarter ended 10/31/96                                $536,748
Interest on convertible debentures                                     59,288
								     $596,036

Net income per common and common equivalent shares - fully diluted       $.09




		     COMPUTATION OF PRIMARY EARNINGS PER SHARE
		      FOR THE SIX MONTHS ENDED OCTOBER 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

		Total Options
		and Warrants       Average          Average
Qtr. Ended      Below Market    Exercise Price    Market Price        Shares
7/31/96           499,176          $2.12              $2.97          143,124
10/31/96          495,676          $2.12              $2.98          142,973
Total for Two Quarters                                               286,097
Average common stock equivalents outstanding during
   six months ended October 31, 1996                                 143,049

Average number of shares outstanding                               5,254,424
								   5,397,473

Net income per common and common equivalent shares                      $.23

		 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
		  FOR THE SIX MONTHS ENDED OCTOBER 31, 1996

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options
		and Warrants      Average
Qtr. Ended      Below Market    Exercise Price    Market Price *        Shares
7/31/96           499,176          $2.12             $3.281            176,873
10/31/96          495,676          $2.12              $2.98            142,973
Total for Two Quarters                                                 319,846
Average common stock equivalents outstanding during
   six months ended October 31, 1996                                   159,923

Additional shares due to assumed exercise of convertible debentures  1,550,000

Average number of shares outstanding                                 5,254,424
								     6,964,347

Net income for six months ended 10/31/96                            $1,227,149
Interest on convertible debentures                                     118,576
								    $1,345,725

Net income per common and common equivalent shares - fully diluted        $.19

* Amount reflects higher of average or period end market price.



				  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						TRAVEL PORTS OF AMERICA, INC.




Date: December 13, 1996         s/ John M. Holahan
				John M. Holahan, President




Date: December 13, 1996         s/ William Burslem III
				William Burslem III
				Vice President



LOAN AGREEMENT

	THIS LOAN AGREEMENT (the "Agreement"), is entered into as of the ____ day of _______________, 1996, by and between TRAVEL PORTS OF AMERICA, INC., a New York corporation having business offices located at 3495 Winton Place, Building C, Rochester, New York 14623 ("Borrower"), and PNCBANK, NATIONAL ASSOCIATION (the "Bank").

	The Borrower and the Bank, with the intent to be legally bound, agree as follows:

	1.Loan.The following loans, lines of credit and credit facilities (if one or more, collectively, the "Loan"), made for the purpose indicated below shall be subject to and governed by this Agreement:

     Date and Type

	November 6, 1996, $6,655,227.52 Term Loan

	Purpose

	To refinance existing Bank Credit Facility 00018 in the amount of One Million, Three Hundred Forty-Four Thousand, One Hundred Sixty-five and 97/100 Dollars ($1,344,165.97) and 00026 in the amount of Three Hundred Eleven Thousand, Sixty-one and 55/100 Dollars ($311,061.55), and to provide Five Million Dollars ($5,000,000.00) for repairs and upgrades to Borrower's properties (as more fully set forth on Schedule 1 attached hereto).

The Loan is or will be evidenced by a promissory note or notes of the Borrower (if one or more, collectively, the "Note") acceptable to the Bank, which shall set forth the interest rate, repayment and other provisions, the terms of which are incorporated into this Agreement by reference.


	2.      Security.

		A. The security for repayment of the Loan shall include but not be limited to the collateral, guaranties and other documents heretofore, contemporaneously or hereafter executed and delivered to the Bank (the "Security Documents"), which shall secure repayment of the Loan, the Note and all other loans, advances, debts, liabilities, obligations, covenants and duties owing by the Borrower to the Bank of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, whether arising under any agreement, instrument or document, whether or not for the payment of money, whether arising by reason of an extension of credit, opening of a letter of credit, loan or guarantee or in any other manner, whether arising out of overdrafts on deposit or other accounts or electronic funds transfers (whether through automatic clearing houses or otherwise) or out of the Bank's non-receipt of or inability to collect funds or otherwise not being made whole in connectionwith depository transfer check or other similar arrangements, whether direct or indirect (including those acquired by assignment or participation), absolute or contingent, joint or several, due or to become due, now existing or hereafter arising, and any amendments, extensions, renewals or increases and all costs and expenses of the Bank incurred in the documentation, negotiation, modification, enforcement, collection or otherwise in connection with any of the foregoing, including but not limited to reasonable attorneys' fees and expenses (hereinafter referred to collectively as the "Obligations"). Unless expressly provided to the contrary in documentation for any other loan or loans, it is the express intent of the Bank and the Borrower that all Obligations including those included in the Loan be cross-collateralized and cross-defaulted, such that collateral securing any of the Obligations shall secure repayment of all Obligations and a default under any Obligation shall be a default under all Obligations.

		B. The collateral to be provided by Borrower for the Loan is as follows: (1) first lien priority mortgages in the property described on the attached Schedule 2B (hereinafter referred to as the "Property"); and (2) first lien priority security interests in all of Borrower's personal property in, at or on the Property used or useful in the Borrower's business at the Property, together with all replacements, substitutions and proceeds thereof (hereinafter referred to as "UCC Property").

		C. This Agreement, the Note and the Security Documents are collectively referred to as the "Loan Documents".

	3.Representations and Warranties.The Borrower hereby makes the following representations and warranties, which shall be continuing in nature and remain in full force and effect until the Obligations are paid in full, and which shall be true and correct except as otherwise set forth on the Addendum attached hereto and incorporated herein by reference (the "Addendum"):

		3.1. Existence, Power and Authority.If not a natural person, the Borrower is duly organized, validly existing and in good standing under the laws of the State of its incorporation or organization and has the power and authority to own and operate its assets and to conduct its business as now or proposed to be carried on, and is duly qualified, licensed and in good standing to do business in all jurisdictions where its ownership of property or the nature of its business requires such qualification or licensing. The Borrower is duly authorized to execute and deliver the Loan Documents, all necessary action to authorize the execution and delivery of the Loan Documents has been properly taken, and the Borrower is and will continue to be duly authorized to borrow under this Agreement and to perform all of the other terms and provisions of the Loan Documents.

		3.2. Financial Statements.If the Borrower is not a natural person, it has delivered or caused to be delivered its most recent balance sheet, income statement and statement of cash flows, or if the Borrower is a natural person, its personal financial statement and tax returns (as applicable, the "Historical Financial Statements"). The Historical Financial Statements are true, complete and accurate in all material respects and fairly present the financial condition, assets and liabilities, whether accrued, absolute, contingent or otherwise and the results of the Borrower's operations for the period specified therein. The Historical Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied from period to period subject in the case of interim statements to normal year-end adjustments and to any comments and notes acceptable to the Bank in its sole discretion.

		3.3. No Material Adverse Change.Since the date of the most recent Financial Statements, the Borrower has not suffered any material damage, destruction or loss, and to the best of Borrower's knowledge no event or condition has occurred or exists, which has resulted or could result in a material adverse change in its business, assets, operations, financial condition or results of operation.

		3.4. Binding Obligations.The Borrower has full power and authority to enter into the transactions provided for in this Agreement and has been duly authorized to do so by appropriate action of its Board of Directors if the Borrower is a corporation, all its general partners if the Borrower is a partnership or otherwise as may be required by law, charter, other organizational documents or agreements; and the Loan Documents, when executed and delivered by the Borrower, will constitute the legal, valid and binding obligations of the Borrower enforceable in accordance with their terms.

		3.5. No Defaults or Violations.There does not exist any Event of Default under this Agreement or any material default or violation by the Borrower of or under any of the terms, conditions or obligations of:
(i)its partnership agreement if the Borrower is a partnership, its articles or certificate of incorporation, regulations or bylaws if the Borrower is a corporation or its other organizational documents as applicable; (ii)any indenture, mortgage, deed of trust, franchise, permit, contract, agreement, or other instrument to which it is a party or by which it is bound; or
(iii)any law, regulation, ruling, order, injunction, decree, condition or other requirement applicable to or imposed upon it by any law, the action by any court or any governmental authority or agency; and the consummation of this Agreement and the transactions set forth herein will not result in any such default or violation.

		3.6. Title to Assets.The Borrower has good and marketable title to the assets reflected on the most recent Financial Statements, free and clear of all liens and encumbrances, except for (i) current taxes and assessments not yet due and payable, (ii) liens and encumbrances, if any, reflected or noted in the Historical Financial Statements or matters of public record, (iii) assets disposed of by the Borrower in the ordinary course of business since the date of the most recent Financial Statements, and (iv) those liens or encumbrances specified on the Addendum.

		3.7. Litigation.There are no actions, suits, proceedings or governmental investigations pending or, to the knowledge of the Borrower, threatened against the Borrower, none of which could result in a material adverse change in its business, assets, operations, financial condition or results of operations and there is no basis known to the Borrower for any action, suit, proceedings or investigation which could result in such a material adverse change. All pending or to the best of Borrower's knowledge threatened litigation against the Borrower which is material in nature and which is not fully covered by insurance is listed on the Addendum.

		3.8. Tax Returns.The Borrower has filed all returns and reports that are required to be filed by it in connection with any federal, state or local tax, duty or charge levied, assessed or imposed upon it or its property or withheld by it, including unemployment, social security and similar taxes and all of such taxes, have been either paid or adequate reserve or other provision has been made.

		3.9. Employee Benefit Plans. Each employee benefit plan as to which the Borrower may have any liability complies in all material respects with all applicable provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), including minimum funding requirements, and to the best of Borrower's knowledge (i) no Prohibited Transaction (as defined under ERISA) has occurred with respect to any such plan, (ii) no Reportable Event (as defined under Section 4043 of ERISA) has occurred with respect to any such plan which would cause the Pension Benefit Guaranty Corporation to institute proceedings under Section 4042 of ERISA, (iii) the Borrower has not withdrawn from any such plan or initiated steps to do so, and (iv) no steps have been taken to terminate any such plan.

		3.10. Environmental Matters. With respect to the Property, except as otherwise disclosed on the Addendum, the Borrower is in compliance, in all material respects, with all Environmental Laws. Except as otherwise disclosed on the Addendum, no litigation or proceeding arising under, relating to or in connection with any Environmental Law is pending or, to the best of the Borrower's knowledge, threatened against the Borrower, the Property or any past or present operation of the Borrower at the Property.
No release, threatened release or disposal of hazardous waste, solid waste or other wastes is occurring, or to the best of the Borrower's knowledge has occurred on, under or to the Property, in violation of any Environmental Law which has not been fully remediated or is proposed to be fully remediated pursuant to applicable governmental guidelines and procedures. As used in this Section, "litigation or proceeding" means any demand, claim notice, suit, suit in equity, action, administrative action, investigation or inquiry whether brought by a governmental authority or other person, and "Environmental Laws" means all provisions of laws, statutes, ordinances, rules, regulations, permits, licenses, judgments, writs, injunctions, decrees, orders, awards and standards promulgated by any governmental authority concerning health, safety and protection of, or regulation of the discharge of substances into, the environment.

		3.11. Intellectual Property. The Borrower owns or is licensed to use all patents, patent rights, trademarks, trade names, service marks, copyrights, intellectual property, technology, know-how and processes necessary for the conduct of its business as currently conducted that are material to the condition (financial or otherwise), business or operations of the Borrower.

		3.12. Regulatory Matters. No part of the proceeds of the Loan will be used for "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time in effect or for any purpose which violates the provisions of the Regulations of such Board of Governors.

		3.13. Solvency. As of the date hereof and after giving effect to the transactions contemplated by the Loan Documents, (i) the aggregate value of the Borrower's assets will exceed its liabilities (including contingent, subordinated, unmatured and unliquidated liabilities),
(ii) the Borrower will have sufficient cash flow to enable it to pay its debts as they mature, and (iii) the Borrower will not have unreasonably small capital for the business in which it is engaged.

		3.14. Disclosure. None of the Loan Documents contains or will contain any untrue statement of material fact or omits or will omit to state a material fact necessary in order to make the statements contained in this Agreement or the Loan Documents not misleading. There is no fact known to the Borrower which materially adversely affects or, so far as the Borrower can now foresee, might materially adversely affect the business, assets, operations, financial condition or results of operation of the Borrower and which has not otherwise been fully set forth in this Agreement or in the Loan Documents.

	4.Affirmative Covenants.The Borrower agrees that from the date of execution of this Agreement until all Obligations have been fully paid and any commitments of the Bank to the Borrower have been terminated, the Borrower will:

		4.1.Books and Records. Maintain books and records in accordance with GAAP and give representatives of the Bank access thereto at all reasonable times, upon reasonable notice from Bank to Borrower including permission to examine, copy and make abstracts from any of such books and records and such other information as the Bank may from time to time reasonably request, and the Borrower will make available to the Bank for examination copies of any reports, statements or returns which the Borrower may make to or file with any governmental department, bureau or agency, federal or state.

		4.2.Certificate of No Default. Furnish the Bank: as soon as available and, in any event, within ninety (90) days after the end of each fiscal year during the term of the Loan, Borrower's annual audited Financial Statements and 10K Reports; within forty-five (45) days of the end of each month during the term of the Loan, Borrower's monthly management prepared unaudited Financial Statements; and within fifty (50) days of the end of each of the first three fiscal quarters during the term, Borrower's 10Q Reports; all prepared in reasonable detail, certified by an authorized officer of the Borrower and prepared in accordance with GAAP applied from period to period. The Borrower shall also deliver a certificate as to its compliance with applicable financial covenants for the period then ended and whether any Event of Default exists, and, if so, the nature thereof and the corrective measures the Borrower proposes to take. The phrase "Financial Statements" means the Borrower's consolidated and, if required by the Bank in its sole discretion, consolidating balance sheets, income statements and statements of cash flows for the year, month or quarter together with year-to-date figures and comparative figures for the corresponding periods of the prior year.

		4.3.Annual Financial Statements. The Financial Statements referenced in Section 4.2 hereinabove will be prepared on an audited basis in accordance with GAAP by an independent certified public accountant (when and as referenced by Section 4.2 hereinabove) selected by the Borrower and satisfactory to the Bank. Audited Financial Statements shall contain the unqualified opinion of an independent certified public accountant and its examination shall have been made in accordance with GAAP consistently applied from period to period. In addition to the foregoing, Borrower shall provide to Bank, on or before January 31st of each year during the term of the Loan, Borrower's annual Federal income tax return for the prior fiscal year.

		4.4.Payment of Taxes and Other Charges. Pay and discharge when due all indebtedness and all taxes, assessments, charges, levies and other liabilities imposed upon the Borrower, its income, profits, property or business, except those which currently are being contested in good faith by appropriate proceedings and for which the Borrower shall have set aside adequate reserves or made other adequate provision with respect thereto acceptable to the Bank in its sole discretion.

		4.5.Maintenance of Existence, Operation and Assets. Do all things necessary to maintain, renew and keep in full force and effect its organizational existence and all rights, permits and franchises necessary to enable it to continue its business; continue in operation in substantially the same manner as at present; keep its properties in good operating condition and repair; and make all necessary and proper repairs, renewals, replacements, additions and improvements thereto.

		4.6.Insurance. Maintain with financially sound and reputable insurers, insurance with respect to its property and business against such casualties and contingencies, of such types and in such amounts as more specifically set forth on the attached Addendum. In the event of a conflict between the provisions of this Section and the terms of any Security Documents relating to insurance, the provisions in the Security Documents will control.

		4.7.Compliance with Laws. So as to preclude any materially adverse change in Borrower's business, assets, operations, financial condition or results of operation of the Borrower, comply with all laws applicable to the Borrower and to the operation of its business (including any statute, rule or regulation relating to employment practices and pension benefits or to environmental, occupational and health standards and controls).

		4.8. Financial Covenants. Comply with all of the financial and other covenants, if any, set forth on the Addendum.

		4.9. Additional Reports. Provide prompt written notice to the Bank of the occurrence of any of the following (together with a description of the action which the Borrower proposes to take with respect thereto): (i) any Event of Default or potential Event of Default, (ii) any litigation filed by or against the Borrower, (iii) any Reportable Event or Prohibited Transaction with respect to any Employee Benefit Plan(s) (as defined in ERISA) or (iv) any event which might result in a material adverse change in the business, assets, operations, financial condition or results of operation of the Borrower.

	5.Negative Covenants.The Borrower covenants and agrees that from the date of execution of this Agreement until all Obligations have been fully paid and any commitments of the Bank to the Borrower have been terminated, the Borrower will not, except as set forth in the Addendum, without the Bank's prior written consent:

		5.1.Indebtedness. Incur any indebtedness for borrowed money other than: (i)the Loan and any subsequent indebtedness to the Bank; and
(ii)indebtedness disclosed to Bank and referenced in the Borrower's Historical Financial Statements referred to in Section 3.2.

		5.2.Liens and Encumbrances. Except as provided in Section 3.6, create, assume or permit to exist any mortgage, pledge, encumbrance or other security interest or lien upon the Property or the UCC Property or enter into any arrangement for the acquisition of property subject to any conditional sales agreement outside of the ordinary cause of Borrower's business.

		5.3.Guarantees. Guarantee, endorse or become contingently liable for the obligations of any person, firm or corporation, except in connection with the endorsement and deposit of checks in the ordinary course of business for collection.

		5.4.Loans or Advances. Except in the ordinary course of business purchase or hold beneficially any stock, other securities or evidences of indebtedness of any loans or advances to, or make any investment or acquire any interest whatsoever in, any other person, firm or corporation, except investments disclosed on the Borrower's Historical Financial Statements or acceptable to the Bank in its sole discretion.

		5.5.Merger or Transfer of Assets. Merge or consolidate with or into any person, firm or corporation or lease, sell, transfer or otherwise dispose of all, or substantially all, of its property, assets and business whether now owned or hereafter acquired.

		5.6. Change in Business, Management or Ownership. Make or permit any material change in the nature of its business as carried on as of the date hereof or in its equity ownership, or sell, convey or otherwise transfer any of Borrower's interest in the Property.

		5.7. Dividends. Declare or pay any dividends on or make any distribution with respect to any class of its equity or ownership interest, or purchase, redeem, retire or otherwise acquire any of its equity, except for the amount of federal and state income tax of the principals of the Borrower attributable to the earnings of the Borrower where the Borrower is an S corporation or a partnership.

	6.Events of Default.The occurrence of any of the following will be deemed to be an "Event of Default":

		6.1.Covenant Default. The Borrower shall default in the performance of any of the covenants or agreements contained in this Agreement.

		6.2. Breach of Warranty. Any Financial Statement, representation, warranty or certificate made or furnished by the Borrower to the Bank in connection with this Agreement shall be false, incorrect or incomplete when made.

		6.3.Other Default. The occurrence of an Event of Default as defined in the Note, any of the Security Documents.

		6.4. Cross Default. Any default under this Agreement or the loan documents shall constitute a default under any other loan agreement, mortgage, note, security agreement or other document or instrument relating to any other indebtedness from Borrower to Bank now existing or hereafter arising and any default under any other loan agreement, note, mortgage, security agreement or other document or instrument relating to any other indebtedness from Borrower to Bank now existing or hereafter arising shall be a default under this Agreement and the Loan Documents. Any default under any loan agreement, note, mortgage, security agreement or other document or instrument between Borrower and Fleet Bank, N.A., both now existing or hereafter arising, shall be a default under this Agreement and the Loan Documents.

Upon the occurrence of an Event of Default, the Bank will have all rights and remedies specified in the Note and the Security Documents and all rights and remedies (which are cumulative and not exclusive) available under applicable law or in equity.

	7.Conditions.The Bank's obligation to make any advance under the Loan is subject to the conditions that as of the date of the advance:

		7.1. No Event of Default. No Event of Default or event which with the passage of time, provision of notice or both would constitute an Event of Default shall have occurred and be continuing.

		7.2.Authorization Documents. The Bank shall have been furnished certified copies of resolutions of the board of directors or the general partners of any partnership or corporation that executes this Agreement, the Note or any of the Security Documents; or other proof of authorization satisfactory to the Bank.

		7.3.Receipt of Loan Documents. The Bank shall have received the Loan Documents and such other instruments and documents which the Bank may reasonably request in connection with the transactions provided for in this Agreement, which may include an opinion of counsel for any party executing any of the Loan Documents in form and substance satisfactory to the Bank.
		7.4. Title Insurance. The Borrower will provide the Bank, at the Borrower's expense, with an ALTA (1992 Form) policy of title insurance in favor of the Bank as Mortgagee in an amount not less than the combined amount of the Loan with premium paid thereon, ensuring that the Bank's lien on the Property is a valid first lien, and with only such substance as the Bank deems acceptable.

		7.5. Survey. The Borrower will provide the Bank, at the Borrower's sole cost and expense, with a current survey of the Property in form and substance and by a surveyor acceptable to the Bank. The survey shall be certified to the title insurance company and the Bank.

	8.Expenses.The Borrower agrees to pay the Bank, upon the closing of this Agreement, and otherwise on demand, all costs and expenses incurred by the Bank in connection with the (i) preparation, negotiation and delivery of this Agreement and the other Loan Documents, and any modifications thereto, and (ii) collecting the loan or instituting, maintaining, preserving, enforcing and foreclosing the security interest in any of the collateral securing the Loan, whether through judicial proceedings or otherwise, or in defending or prosecuting any actions or proceedings arising out of or relating to this Agreement, including reasonable fees and expenses of counsel (which may include costs of in-house counsel), expenses for auditors, appraisers and environmental consultants, lien searches, recording and filing fees and taxes. In addition to the foregoing, Borrower shall pay Bank's commitment fee in the amount of $25,000.00 on or before the closing date.

	9. Increased Costs. On written demand, together with the written evidence of the justification therefor, the Borrower agrees to pay the Bank, all direct costs incurred and any losses suffered or payments made by the Bank as a consequence of making the Loan by reason of any change in law or regulation or its interpretation imposing any reserve, deposit, allocation of capital or similar requirement (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) on the Bank, its holding company or any of their respective assets.

	10.Miscellaneous.

		10.1. Notices.All notices, demands, requests, consents, approvals and other communications required or permitted hereunder must be in writing and will be effective upon receipt if delivered personally to such party, or if sent by facsimile transmission with confirmation of delivery, or by nationally recognized overnight courier service, to the address set forth below or to such other address as any party may give to the other in writing for such purpose:

		To the Bank:    PNC Bank, National Association
				11 West Market Street
				Wilkes-Barre, Pennsylvania 18701
				Attention:  Gary H. Williams
				Fax No.:  (717) 831-2831
				Telephone No.:  (717) 826-4993


		With a copy to: Timothy J. Siegfried, Esquire
				Tallman, Hudders & Sorrentino, P.C.
				The Paragon Centre
				1611 Pond Road
				Suite 300
				Allentown, PA 18104-2256
				Fax No.:  (610) 391-1805
				Telephone No.: (610) 391-1800



		To the Borrower:3495 Winton Place
				Building C
				Rochester, New York 14623
				Attention:  William Burslem III, Vice President
				Fax No.:  (716) 272-9952
				Telephone No.:  (716) 272-1810 ext. 106

		With a copy to: Parker Weld, Esquire
				Gullace, Easton & Weld
				1829 Marine Midland Plaza
				Rochester, NY  14604
				Fax No.:  (716) 546-4241
				Telephone No.:  (716) 546-1980

		10.2.Preservation of Rights.No delay or omission on the part of the Bank to exercise any right or power arising hereunder will impair any such right or power or be considered a waiver of any such right or power or any acquiescence therein, nor will the action or inaction of the Bank impair any right or power arising hereunder. The Bank's rights and remedies hereunder are cumulative and not exclusive of any other rights or remedies which the Bank may have under other agreements, at law or in equity.

		10.3. Illegality. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

		10.4. Changes in Writing. No modification, amendment or waiver of any provision of this Agreement nor consent to any departure by the Borrower therefrom, will in any event be effective unless the same is in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case will entitle the Borrower to any other or further notice or demand in the same, similar or other circumstance.

		10.5. Entire Agreement. This Agreement (including the documents and instruments referred to herein) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

		10.6. Counterparts. This Agreement may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies shall constitute one and the same instrument.

		10.7. Successors and Assigns. This Agreement will be binding upon and inure to the benefit of the Borrower and the Bank and their respective heirs, executors, administrators, successors and assigns; provided, however, that the Borrower may not assign this Agreement in whole or in part without the prior written consent of the Bank and the Bank at any time may assign this Agreement in whole or in part.

		10.8. Interpretation. In this Agreement, unless the Bank and the Borrower otherwise agree in writing, the singular includes the plural and the plural the singular; words importing any gender include the other genders; references to statutes are to be construed as including all statutory provisions consolidating, amending or replacing the statute referred to;
 the word "or" shall be deemed to include "and/or", the words "including", "includes" and "include" shall be deemed to be followed by the words "without limitation"; references to articles, sections (or subdivisions of sections) or exhibits are to those of this Agreement unless otherwise indicated; and references to agreements and other contractual instruments shall be deemed to include all subsequent amendments and other modifications to such instruments, but only to the extent such amendments and other modifications are not prohibited by the terms of this Agreement. Section headings in this Agreement are included for convenience of reference only and shall not constitute a part of this Agreement for any other purpose. Unless otherwise specified in this Agreement, all accounting terms shall be interpreted and all accounting determinations shall be made in accordance with GAAP. If this Agreement is executed by more than one party as Borrower, the obligations of such persons or entities will be joint and several.
		10.9. Indemnity. The Borrower agrees to indemnify each of the Bank, its directors, officers and employees and each legal entity, if any, who controls the Bank (the "Indemnified Parties") and to hold each Indemnified Party harmless from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, all fees of counsel with whom any Indemnified Party may consult and all expenses of litigation or preparation therefor) which any Indemnified Party may incur or which may be asserted against any Indemnified Party in connection with or arising out of the matters referred to in this Agreement or in the other Loan Documents by any person, entity or governmental authority (including any person or entity claiming derivatively on behalf of the Borrower), whether
(a) arising from or incurred in connection with any breach of a representation, warranty or covenant by the Borrower, or (b) arising out of or resulting from any suit, action, claim, proceeding or governmental investigation, pending or threatened, whether based on statute, regulation or order, or tort, or contract or otherwise, before any court or governmental authority, which arises out of or relates to this Agreement, any other Loan Document, or the use of the proceeds of the Loan; provided, however, that the foregoing indemnity agreement shall not apply to claims, damages, losses, liabilities and expenses solely attributable to an Indemnified Party's gross negligence or willful misconduct. The indemnity agreement contained in this Section shall survive the termination of this Agreement, payment of any Loan and assignment of any rights hereunder. The Borrower may participate at its expense in the defense of any such action or claim.

		10.10. Assignments and Participations. At any time, without any notice to the Borrower, the Bank may sell, assign, transfer, negotiate, grant participations in, or otherwise dispose of all or any part of the Bank's interest in the Loan. The Borrower hereby authorizes the Bank to provide, without any notice to the Borrower, any information concerning the Borrower, including information pertaining to the Borrower's financial condition, business operations or general creditworthiness, to any person or entity which may succeed to or participate in all or any part of the Bank's interest in the Loan.

		10.11. Governing Law and Jurisdiction. This Agreement has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. This Agreement will be interpreted and the rights and liabilities of the parties hereto determined in accordance with the laws of the State where the Bank's office indicated above is located, excluding its conflict of laws rules. The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Borrower at the Borrower's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Agreement will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Bank and the Borrower agree that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Agreement.

		10.12. WAIVER OF JURY TRIAL. EACH OF THE BORROWER AND THE BANK IRREVOCABLY WAIVES ANY AND ALL RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS AGREEMENT, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER AND THE BANK ACKNOWLEDGE THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Agreement, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.

WITNESS the due execution hereof as a document under seal, as of the date first written above.


ATTEST/WITNESS:                                  TRAVEL PORTS OF AMERICA, INC.



By:_________________________________    By:____________________________________
    Name:                                 Name:
    Title:                                Title:

									(SEAL)


						PNC BANK, NATIONAL ASSOCIATION


					 By:__________________________________
					   Name:  Gary H. Williams
					  Title: Vice President

ADDENDUM to that certain Loan Agreement dated November 6, 1996, between TRAVEL PORTS OF AMERICA, INC., as the Borrower and PNC BANK, NATIONAL ASSOCIATION, as the Bank. Capitalized terms used in this Addendum and not otherwise defined shall have the meanings given them in the Agreement. Section numbers below refer to the sections of the Agreement.

3.6     Title to Assets. Describe additional liens and encumbrances below:

	None, other than as described in  3.6(i)-(iii) inclusive hereof


3.7 Litigation. Describe pending or threatened litigation, proceedings, etc. below:

	None


3.10 Environmental Matters. Describe pending or threatened litigation, proceedings, etc., below relative to the Property.

	A. As listed in that Phase I environmental report dated July 3, 1996, prepared by RKR Hess relative to the real property referenced therein (a copy of which has been provided to Bank).

	B. As set forth in that letter dated October 30, 1996, from Apex Environmental, Inc. to Jerry L. Beiermann (a copy of which has been provided to Bank).

	C. As set forth in that letter dated November 7, 1995, from the Commonwealth of Pennsylvania, Department of Environmental Protection to Jerry L. Beiermann (a copy of which has been previously provided to the Bank).

	D. As set forth in that letter dated December 19, 1995, from the Commonwealth of Pennsylvania, Department of Environmental Protection to Travel Ports of America, Inc. (a copy of which has been previously provided to the Bank).

4.6.    Insurance

4.8. Financial Covenants. During the term of the Loan, Borrower shall maintain the following Financial Covenants, which shall be defined pursuant to generally accepted accounting principles, shall be measured on a quarterly basis shall be subject to review and revision upon receipt of annual Financial Statements, and shall be the same as required of Borrower by Fleet Bank, N.A., to wit: (1) minimum net worth of $13,850,000.00; (2) maximum debt to worth of no less than 2.50:1.00, which ratio shall be determined as follows: total liabilities divided by the sum of (i) Borrower's worth, and
(ii) balance on Borrower's 8.5% Subordinated Debentures; and (3) debt service coverage ratio of 1.20:1.00 or greater.

The Financial Covenants set forth herein shall be modified when and to the extent Fleet Bank, N.A. modifies Fleet Bank, N.A.'s Financial Covenants set forth in Fleet Bank, N.A.'s Credit Facilities with Borrower; provided that, however, the modifications of the Financial Covenants increase net worth minimum requirements, reduce the allowable debt to worth ratio or increase the required debt service coverage ratio. All other Financial Covenant modifications made by Fleet Bank, N.A. shall not be applicable to Borrower under this Loan Agreement unless previously approved in writing by Bank.

				SCHEDULE 1

		      REPAIRS TO BORROWER'S PROPERTIES



				SCHEDULE 2B

			     BORROWER'S PROPERTY



			       TERM/TIME NOTE


$6,655,227.52                                                 November 6, 1996


FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation having business offices located at 3495 Winton Place, Building C, Rochester, New York 14623, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 11 West Market Street, Wilkes-Barre, Pennsylvania 18701, or at such other location as the Bank may designate from time to time, the principal sum of SIX MILLION SIX HUNDRED FIFTY-FIVE THOUSAND TWO HUNDRED TWENTY-SEVEN AND 52/100 DOLLARS ($6,655,227.52), or so much thereof that is advanced by Bank to Borrower, together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1.Rate of Interest.

	A. Amounts outstanding under this Note from the date hereof until May 10, 1997 shall bear interest at a rate per annum which is equal to the Bank's Prime Rate. As used herein, "Prime Rate" shall mean the rate publicly announced by the Bank from time to time as its prime rate. The Prime Rate is not tied to any external rate or index and does not necessarily reflect the lowest rate of interest actually charged by the Bank to any particular class or category of customers. If and when the Prime Rate changes, the rate of interest on this Note will change automatically without notice to the Borrower, effective on the day of any such change. In no event will the rate of interest hereunder exceed a maximum rate allowed by law. On and after May 10, 1997, amounts outstanding under this Note shall bear interest at a fixed rate per annum of two hundred ten (210) basis points in excess of the five (5) year United States Treasury Note then in effect one
(1) week prior to May 10, 1997.

	B. Interest will be calculated on the basis of a year of 360 days for the actual number of days in each interest period.

2. Payment Terms.
	A. From the date hereof until May 10, 1997, Borrower shall pay interest only on a monthly basis in such amount as billed by Bank. On and after May 10, 1997, principal shall be due and payable in fifty-nine (59) equal consecutive monthly installments in the amount of $36,973.49 each commencing on May 10, 1997 and continuing on the 10th day of each month thereafter to and including March 10, 2002 and a final installment of all outstanding principal on April 10, 2002. Interest shall be payable at the same time as the principal payments in such amounts as billed by Bank based upon the interest rate set forth in paragraph 1A hereof. Any outstanding principal and accrued interest shall be due and payable in full on April 10, 2002.
	B. If any payment under this Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Bank's office indicated above is located, such payment shall be made on the next succeeding business day and such extension of time shall be included in computing interest in connection with such payment. The Borrower hereby authorizes the Bank to charge the Borrower's deposit account at the Bank for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Bank may choose, in its sole discretion.

3. Late Payments; Default Rate. If the Borrower fails to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Note within fifteen (15) calendar days of the date due and payable, the Borrower also shall pay to the Bank a late charge equal to five percent (5%) of the amount of such monthly payment. Such fifteen (15) day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Bank's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Bank of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Bank may employ.
Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Bank upon the occurrence of any Event of Default
(as hereinafter defined) and during the continuance thereof, this Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be five percentage points (5%) in excess of the interest rate in effect from time to time under this Note but not more than the maximum rate allowed by law (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Note.

4. Prepayment. Upon any prepayment by or on behalf of the Borrower (whether voluntary, on default or otherwise), the Bank may require, if it so elects, the Borrower to pay the Bank as compensation for the cost of being prepared to advance fixed rate funds hereunder an amount equal to the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus
(ii) the yield on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years, from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) " Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note while a Fixed Rate is in effect.

5. Other Loan Documents. This Note is issued in connection with the Loan Agreement, Open-End Mortgages, Environmental Indemnity Agreement, Security Agreements and UCC-1 Financing Statements, the terms of which are incorporated herein by reference (the "Loan Documents"), and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note.

6.Events of Default. The occurrence of any of the following events will be deemed to be an "Event of Default" under this Note: (i) the nonpayment of any principal, interest or other indebtedness under this Note within fifteen
(15) calendar days of the date due; (ii) the occurrence of any event of default or default and the lapse of any notice or cure period under any Loan Document or any other debt, liability or obligation to the Bank of any Obligor; (iii) the filing by or against any Obligor of any proceeding in bankruptcy, receivership, insolvency, reorganization, liquidation, conservatorship or similar proceeding, (and, in the case of any such proceeding instituted against any Obligor, such proceeding is not dismissed or stayed within forty-five (45) days of the commencement thereof); (iv) any assignment by any Obligor for the benefit of creditors, or any levy, garnishment, attachment or similar proceeding is instituted against any property of any Obligor held by or deposited with the Bank; (v) a default with respect to any other indebtedness of any Obligor for borrowed money, if the effect of such default is to cause or permit the acceleration of such debt; (vi) the commencement of any foreclosure proceeding, execution or attachment against any collateral securing the obligations of any Obligor to the Bank; (vii) the entry of a final judgment against any Obligor and the failure of such Obligor to discharge the judgment within thirty (30) days of the entry thereof; (viii) [intentionally deleted] (ix) any material adverse change in the business, assets, operations, financial condition or results of operations of any Obligor; (x) the Borrower ceases doing business as a going concern; (xi) the revocation or attempted revocation, in whole or in part, of any guarantee by any Guarantor; (xii) the death or legal incompetency of any individual Obligor or, if any Obligor is a partnership, the death or legal incompetency of any individual general partner; (xiii) any representation or warranty made by any Obligor to the Bank in any Loan Document, or any other documents now or in the future securing the obligations of any Obligor to the Bank, is, at the time made, false, erroneous or misleading in any material respect; or (xiv) the failure of any Obligor to observe or perform any covenant or other agreement with the Bank contained in any Loan Document or any other documents now or in the future securing the obligations of any Obligor to the Bank which causes a materially adverse change in Borrower's business, assets, operations, financial condition or results of the operation of the Borrower. As used herein, the term "Obligor" means any Borrower and any Guarantor, and the term "Guarantor" means any guarantor of the obligations of the Borrower to the Bank existing on the date of this Note or arising in the future.

Upon the occurrence of an Event of Default: (a) the Bank shall be under no further obligation to make advances hereunder; (b) if an Event of Default specified in clause (iii) or (iv) above shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder shall be immediately due and payable without demand or notice of any kind; (c)if any other Event of Default shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Bank and without demand or notice of any kind may be accelerated and become immediately due and payable; (d) at the option of the Bank, this Note will bear interest at the Default Rate from the date of the occurrence of the Event of Default; and (e)the Bank may exercise from time to time any of the rights and remedies available to the Bank under the Loan Documents or under applicable law.

7. Right of Setoff. In addition to all liens upon and rights of setoff against the money, securities or other property of the Borrower given to the Bank by law, the Bank shall have, with respect to the Borrower's obligations to the Bank under this Note and to the extent permitted by law, a contractual possessory security interest in and a right of setoff against, and the Borrower hereby assigns, conveys, delivers, pledges and transfers to the Bank all of the Borrower's right, title and interest in and to, all deposits, moneys, securities and other property of the Borrower now or hereafter in the possession of or on deposit with the Bank whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower.

8.Miscellaneous.No delay or omission of the Bank to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power or any acquiescence therein nor shall the action or inaction of the Bank impair any right or power hereunder. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect. The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral. If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and the heirs, executors, administrators, successors and assigns of the Borrower, and the benefits hereof shall inure to the benefit of Bank and its successors and assigns.

This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. This Note will be interpreted and the rights and liabilities of the parties hereto determined in accordance with the laws of the State where the Bank's office indicated above is located, excluding its conflict of laws rules.
The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Borrower at the Borrower's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

9. WAIVER OF JURY TRIAL. The Borrower irrevocably waives any and all rights the Borrower may have to a trial by jury in any action, proceeding or claim of any nature relating to this Note, any documents executed in connection with this Note or any transaction contemplated in any of such documents. The Borrower acknowledges that the foregoing waiver is knowing and voluntary.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

ATTEST/WITNESS:                         TRAVEL PORTS OF AMERICA, INC.



By:_________________________________  By:____________________________________
  Name:                                 Name:
  Title:                               Title:


									(SEAL)