Form 10-Q
period 1997-01-31
TRAVEL PORTS OF AMERICA INC
filed 1997-03-11
CIK 798935

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1997




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
                                                     [ X ] Yes       [  ] No





	Class			    Outstanding at January 31, 1997
Common Stock, Par Value
 $.01 Per Share				5,259,424


                          TRAVEL PORTS OF AMERICA, INC.

                                    INDEX

                                                                       Page
PART I	Financial Information
	Balance Sheets, January 31, 1997 (unaudited) and
                April 30, 1996.............................             3

	Statement of Income (unaudited), quarter and nine months ended
                January 31, 1997 and 1996..................             4

	Statement of Cash Flows (unaudited), nine months
                ended January 31, 1997 and 1996............             5

        Notes to Financial Information.....................             6

	Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............            7


PART II	Other Information

        Index to Exhibits and Legal Proceedings.............           11

        Signatures..........................................           15



                         TRAVEL PORTS OF AMERICA, INC.
                                BALANCE SHEET


                                            (UNAUDITED)
                                              1/31/97                4/30/96
	ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                    $  2,189,691           $  1,667,062
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $223,000 AT
    JANUARY 1997 AND $208,000
    AT APRIL 1996                            5,287,354              4,357,246
  NOTES RECEIVABLE                           1,359,336                 56,915
  INVENTORIES                                6,637,412              5,333,829
  PREPAID AND OTHER CURRENT ASSETS           1,362,869              1,052,626
  DEFERRED TAXES - CURRENT                     371,800                371,800
      TOTAL CURRENT ASSETS                  17,208,462             12,839,478
NOTES RECEIVABLE, DUE AFTER ONE YEAR           738,916              2,071,671
PROPERTY, PLANT AND EQUIPMENT, NET          40,734,468             35,976,800
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                1,920,353              1,968,496
OTHER ASSETS, NET                            2,579,094              2,422,159
                                           $63,181,293            $55,278,604

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT                        $     758,000
  CURRENT PORTION OF LONG-TERM DEBT          3,029,109           $  2,756,102
  ACCOUNTS PAYABLE                           7,504,952              5,994,740
  ACCOUNTS PAYABLE - AFFILIATE                 975,972                747,939
  INCOME TAXES PAYABLE
  ACCRUED COMPENSATION                       1,624,781              1,460,862
  ACCRUED SALES AND FUEL TAX                 2,339,008              1,247,586
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                      1,151,449              1,156,856
      TOTAL CURRENT LIABILITIES             17,383,271             13,364,085
LONG TERM DEBT                              24,860,743             22,284,257
CONVERTIBLE SUBORDINATED DEBENTURES          4,650,000              4,650,000
DEFERRED INCOME TAXES                          894,200                894,200
        TOTAL LIABILITIES                   47,788,214             41,192,542
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JANUARY
    1997 - 5,259,424 AND
    APRIL 1996 - 5,239,124                       52,594                52,391
  ADDITIONAL PAID-IN CAPITAL                  3,843,996             3,813,429
  RETAINED EARNINGS                          11,496,489            10,220,242
    TOTAL SHAREHOLDERS' EQUITY               15,393,079            14,086,062
                                            $63,181,293           $55,278,604



                            TRAVEL PORTS OF AMERICA, INC.
                                STATEMENT OF INCOME
                                    (UNAUDITED)


                      QUARTER ENDED                 NINE MONTHS ENDED
                       JANUARY 31                       JANUARY 31
                   1997        1996               1997             1996

NET SALES AND
OPERATING
REVENUE        $52,152,573  $40,168,832       $151,340,507     $117,915,138

COST OF
GOODS SOLD      41,221,054   30,646,792        116,689,277       88,898,743

GROSS PROFIT    10,931,519    9,522,040         34,651,230       29,016,395

OPERATING
EXPENSE          8,894,288    7,310,596         27,015,904       21,914,881

GENERAL AND
ADMINISTRATIVE
EXPENSE          1,115,863    1,217,027          3,370,717        3,082,690

INTEREST EXPENSE   918,685      632,778          2,305,639        1,920,437

OTHER INCOME, NET  (55,715)     (76,041)          (233,177)        (468,823)
                10,873,121    9,084,360         32,459,083       26,449,185

INCOME
BEFORE TAXES        58,398      437,680          2,192,147        2,567,210

PROVISION FOR
TAXES ON INCOME      9,300      170,500            915,900        1,078,400

NET INCOME   $      49,098   $  267,180      $   1,276,247   $    1,488,810


PER SHARE DATA:

NET INCOME
PER SHARE -
PRIMARY              $0.01        $0.05              $0.24            $0.28

NET INCOME PER
SHARE - FULLY
DILUTED              $0.01        $0.05              $0.21            $0.24

WEIGHTED AVERAGE SHARES
	OUTSTANDING -
        PRIMARY  5,363,029    5,343,005          5,389,325        5,382,414

WEIGHTED AVERAGE SHARES
	OUTSTANDING - FULLY
        DILUTED  5,364,778    6,893,005          6,951,157        6,941,078


                             TRAVEL PORTS OF AMERICA, INC.
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                          NINE MONTHS ENDED JANUARY 31
                                              1997           1996
OPERATING ACTIVITIES:
  NET INCOME                              $1,276,247      1,488,810
  DEPRECIATION AND AMORTIZATION            2,419,312      1,973,553
  PROVISION FOR LOSSES ON ACCOUNT
  RECEIVABLE                                  25,090         33,905
  (GAIN) LOSS ON SALE OF ASSETS                            (213,681)
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                     (955,198)      (924,444)
    INVENTORIES                           (1,303,583)       223,761
    PREPAID AND OTHER CURRENT ASSETS        (310,243)      (351,972)
    ACCOUNTS PAYABLE                       1,738,245       (711,162)
    ACCRUED COMPENSATION                     163,919        (20,346)
    ACCRUED SALES AND FUEL TAX             1,091,422        564,516
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                               (5,407)       (24,774)
  CHANGES IN INCOME TAXES PAYABLE                            94,404
  CHANGES IN OTHER NON-CURRENT ASSETS                        13,388
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                             3,861,828      2,145,958

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                               (7,011,129)    (8,795,066)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                        3,333        292,069
  NET PROCEEDS RECEIVED ON NOTES
  RECEIVABLE                                  30,334        185,063
    NET CASH USED IN INVESTING ACTIVITIES (6,977,462)    (8,317,924)

FINANCING ACTIVITIES:
  NET SHORT-TERM DEBT BORROWING (PAYMENTS)   758,000        643,000
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT    (1,926,214)    (1,816,778)
  PROCEEDS FROM LONG-TERM BORROWING        4,775,707      1,500,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS     30,770         45,980
    NET CASH PROVIDED BY FINANCING
    ACTIVITIES                             3,638,263        372,202

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  522,629     (5,799,774)
CASH AND EQUIVALENTS -
BEGINNING OF PERIOD                        1,667,062      7,593,798
CASH AND EQUIVALENTS - END OF PERIOD      $2,189,691     $1,794,024

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
        INTEREST PAID                     $2,239,279     $1,928,059
        INCOME TAXES PAID                 $1,000,816     $  935,985



                           TRAVEL PORTS OF AMERICA, INC.
                          NOTES TO FINANCIAL INFORMATION
                                JANUARY 31, 1997

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1996, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1997 and its results of operations for the three months and nine months ended January 31, 1997 and 1996. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                                    January 31, 1997  April 30, 1996
	At first-in, first-out (FIFO) cost:
           Petroleum Products           $2,006,542     $   925,239
           Store Merchandise             2,166,351       1,960,961
           Parts for repairs and tires   1,914,757       1,884,512
           Other                           549,762         563,117
                                        $6,637,412      $5,333,829


NOTE 3 EARNINGS PER SHARE

Primary earnings per share is computed by dividing net income by the weighted average number of common, and when applicable, common equivalent shares outstanding during the period. Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures for the nine month period ended January 31, 1997. The convertible debentures are not included in the calculation of fully dilutive earnings per share for the quarter ended January 31, 1997 due to the fact that they are anti-dilutive for the quarter.

NOTE 4 FINANCING AGREEMENTS

On January 31, 1997, the Company entered into an agreement with its primary lender that (a) increases the line of credit to $3,750,000 until August 31, 1997 and (b) provides an additional $3,500,000 for a capital line of credit. The line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of January 31, 1997, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. The capital line of credit calls for interest only at prime plus 1/4 until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2. No advances have been made against the capital line of credit.

On October 4, 1996, the Company completed the financing of its Harborcreek, Pennsylvania facility with its primary lender in accordance with the Restated and Amended Credit Agreement dated December 21, 1995 in the amount of $6,000,000. Interest is fixed at 9.44% for ten years with level principal payments based upon a 15 year amortization. A balloon payment is due on September 30, 2006.

On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinances a mortgage loan due 2001 covering two travel plazas in Pennsylvania, as well as a term loan due in 1997 and
(b) provides an additional $5,000,000 available for 1996/97 capital expenditures. The loan calls for the payment of interest only for six months. After six months the loan will be amortized over 15 years with a balloon payable after five years. At the time amortization commences, interest can be fixed at 210 basis points in excess of the five year United States Treasury Note or variable at prime plus 1/2. As of January 31, 1997, $3,481,151 has been advanced for capital expenditures.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Third Quarter ended January 31, 1997 and 1996

Sales from operations were $52,152,573 for the third quarter of fiscal 1997, up $11,983,741, or 30%, from the third quarter of last year. This year we added travel plazas in Baltimore, Maryland and Harborcreek, Pennsylvania. Sales from these locations for the quarter amounted to $8,342,000. Sales on a same unit basis increased an aggregate of $3,641,000 or 9%. The average price per gallon of diesel fuel was up $.23 over last year. Approximately $4,761,000 of the $11,984,000 increase related to higher diesel prices. On a same unit basis, diesel fuel gallons decreased about 3% from last year, store sales decreased 6% and shop sales decreased 5%, mainly from Christmas and New Year's Day being midweek holidays. These declines in same unit sales were offset by higher diesel retail prices.

Gross profit for the third quarter was $10,931,519, an increase of $1,409,479, or 15%, from the prior year. The two new travel plazas noted above provided $1,941,000 in gross profits. Same units' gross profit declined an aggregate of $532,000. Most of this decline relates to a one time occurrence in the third quarter last year when the Company exercised its option to cancel a fixed price contract for diesel fuel. As a result of this, the Company recorded a gain of $412,000 which was reflected as a reduction in cost of goods sold. In addition, same unit gross profit declined from the lower store and shop sales. Even though same unit diesel gallons declined, gross profit dollars increased slightly from higher margins.

Operating expenses of $8,894,288 for the third quarter were $1,583,692, or 22% more than last year. The two new travel plazas' operating expenses for the quarter were $1,709,000. Same unit operating expense declined an aggregate of $125,000, or 2% from last year.

General and administrative expenses for the quarter of $1,115,863 decreased $101,164 or 8% from last year. The decreases are due to lower travel and entertainment, advertising and bonus expenses. Interest expense increased $285,907 due to increased levels of debt.

Nine months ended January 31, 1997 and 1996

Sales from operations were $151,340,507 for the first nine months of fiscal 1997, up $33,425,369, or 28% from the first nine months of last year. In comparing to last year, this year we have added travel plazas in Baltimore, Maryland and Harborcreek, Pennsylvania and last year we had a facility in Fairplay, South Carolina that was sold in June 1995. The impact from the changes in locations was a $21,494,000 increase in sales as compared to the first nine months of 1996. The increase in sales for same units was an aggregate of $11,931,000 or 10%. As noted in the quarter, increased prices of diesel fuel had an impact on sales. Approximately $10,642,000 of the $33,425,369 sales increase from last year resulted from the higher prices. On a same unit basis, approximately $9,241,000 of the $11,931,000 overall increase related to higher diesel prices.

Gross profits for the first nine months were $34,651,230, an increase of $5,634,835 or 19% from last year. The change in locations increased gross profit by $5,338,000 while same unit gross profit increased an aggregate of $297,000. As noted in the discussion of the third quarter, the variance from last year includes a one time gain of $412,000 last year.

Operating expenses were $27,015,904 for the first nine months, an increase of $5,101,023 or 23%. The change in locations increased operating expenses by $4,885,000 while same unit operating expense increased an aggregate of $216,000 or 1%.

General and administrative expenses of $3,370,717 increased $288,027 or 9%. The increase relates primarily to compensation. Interest expense increased $385,202, or 20% as a result of increased level of debt. Other income decreased $235,646 from last year as a result of (a) gains from sale of properties last year and (b) a decrease in interest income as a result of lower cash levels this year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $522,629 to $2,189,691 during the nine months ended January 31, 1997. Accounts receivable increased $955,198 from greater sales activity. Inventories increased $1,303,583 due to the two new locations and increased sales. Accounts payable increased $1,738,245 as a result of the increased inventory and timing of payments on capital expenditures. Accrued sales and fuel taxes increased $1,091,422 from the two new locations and due to amount and timing of tax payments. Overall operating activities for the nine months ended January 31, 1997, provided $3,861,828 in cash compared to last year's $2,145,958.

Investing activities resulted in a net use of $6,977,462. Capital expenditures during the first nine months of 1996 were $7,011,129. The renovation projects and the completion of construction of the Harborcreek travel plaza accounted for these expenditures.

Financing activities during the first nine months of 1997 provided $3,638,263. A portion of the proceeds from long-term borrowing were used for the financing of Harborcreek. There also were advances on the loan from the Company's secondary lender. Principal payments on long term debt amounted to $1,926,214.

On January 31, 1997, the Company entered into an agreement with its primary lender that (a) increases the line of credit to $3,750,000 until August 31, 1997 and (b) provides an additional $3,500,000 for a capital line of credit. The line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of January 31, 1997, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. The capital line of credit calls for interest only at prime plus 1/4 until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2. No advances have been made against the capital line of credit.

On October 4, 1996, the Company completed the financing of its Harborcreek, Pennsylvania facility with its primary lender in accordance with the Restated and Amended Credit Agreement dated December 21, 1995 in the amount of $6,000,000. Interest is fixed at 9.44% for ten years with level principal payments based upon a 15 year amortization. A balloon payment is due on September 30, 2006.

On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinances a mortgage loan due 2001 covering two travel plazas in Pennsylvania, as well as a term loan due in 1997 and (b) provides an additional $5,000,000 available for 1996/97 capital expenditures. The loan calls for the payment of interest only for six months. After six months the loan will be amortized over 15 years with a balloon payable after five years. At the time amortization commences, interest can be fixed at 210 basis points in excess of the five year United States Treasury Note or variable at prime plus 1/2. As of January 31, 1997, $3,481,151 has been advanced for capital expenditures.

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

	Exhibit 10.18, Restated and Amended Credit Agreement, Revolving Line Note and Term Loan Note, all dated January 31, 1997, executed and delivered by the Company to Fleet Bank is set forth on page 17 of this report.

	(11)	Statement re: computation of earnings per share
	Computation of earnings per share is set forth in Exhibit (11) on page 13 of this report.

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

			Exhibit (27) on page 16 of this report.

(99)	Additional exhibits

			None

   (b)  REPORT ON FORM 8-K

			None


                               EXHIBIT (11)

                 COMPUTATION OF PRIMARY EARNINGS PER SHARE
                   FOR THE QUARTER ENDED JANUARY 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

                Total Options     Average         Average
Qtr. Ended	Below Market    Option Price    Market Price 	      Shares
1/31/97           364,748           $1.91          $2.67             103,605
Average number of shares outstanding				   5,259,424
                                                                   5,363,029

Net income per common and common equivalent shares                      $.01



                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                   FOR THE QUARTER ENDED JANUARY 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents. The impact of the convertible debentures is not included due to their anti-dilutive impact for the quarter.

		Total Options
                and Warrants        Average
QTR. Ended      Below Market    Exercise Price  Market Price *      Shares
1/31/97           364,748            $1.91         $2.69           105,354
Average number of shares outstanding                             5,259,424
                                                                 5,364,778

Net income for quarter ended 1/31/97                               $49,098

Net income per common and common equivalent shares - fully diluted    $.01


                 COMPUTATION OF PRIMARY EARNINGS PER SHARE
                 FOR THE NINE MONTHS ENDED JANUARY 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

                Total Options     Average         Average
Qtr. Ended	Below Market    Option Price    Market Price 	      Shares
7/31/96           499,176          $2.12           $2.97             143,124
10/31/96          495,676          $2.12           $2.98             142,973
1/31/97           364,748          $1.91           $2.67             103,605
Total for Three Quarters                                             389,702
Average common stock equivalents outstanding during
   nine months ended January 31, 1997				     129,901
Average number of shares outstanding                               5,259,424
                                                                   5,389,325

Net income per common and common equivalent shares                      $.24

                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                  FOR THE NINE MONTHS ENDED JANUARY 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options
		and Warrants      Average
Qtr. Ended	Below Market    Exercise Price    Market Price *        Shares
7/31/96           499,176          $2.12              $3.28            176,873
10/31/96          586,738          $2.12              $2.98            142,973
1/31/97           388,548          $1.91              $2.69            105,354
Total for Three Quarters                                               425,200
Average common stock equivalents outstanding during
   nine months ended January 31, 1997                                  141,733
Additional shares due to assumed exercise of convertible
debentures                                                           1,550,000
Average number of shares outstanding                                 5,259,424
                                                                     6,951,157

Net income for nine months ended 1/31/97                            $1,276,247
Interest on convertible debentures, net of tax                         177,863
                                                                    $1,454,110

Net income per common and common equivalent shares - fully diluted        $.21
* Amount reflects higher of average or period end market price.
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						TRAVEL PORTS OF AMERICA, INC.




Date: March 11, 1997		s/ John M. Holahan
                                John M. Holahan, President




Date: March 11, 1997		s/ William Burslem III
                                William Burslem III
                                Vice President


	RESTATED AND AMENDED CREDIT AGREEMENT AMENDMENT NUMBER 1


    THIS RESTATED AND AMENDED CREDIT AGREEMENT AMENDMENT NUMBER 1 is made as of January 31, 1997 by and between FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 (called the "Bank") and TRAVEL PORTS OF AMERICA, INC., a New York corporation with offices now at 3495 Winton Place, Building C, Rochester, New York 14623
(the "Borrower").

    WHEREAS, the Bank and the Borrower entered into a Restated and Amended Credit Agreement dated December 21, 1995 (the "Credit Agreement"), and

    WHEREAS, the parties desire to further amend the Credit Agreement,

    NOW THEREFORE, the Bank and the Borrower agree as follows:
    1. Article I.B. of the Credit Agreement is hereby amended to read in its entirety as follows:
            B. Revolving Line of Credit. The Bank hereby establishes a revolving line of credit (the "Revolving Line") in the maximum principal amount of Three Million Seven Hundred Fifty Thousand Dollars ($3,750,000). The Revolving Line replaces and supersedes existing revolving lines established by the Bank for Borrower.
            A Revolving Line Note (the "Revolving Line Note") in substantially the form of Exhibit B hereto will evidence the Revolving Line.
            All outstanding principal amounts under the Revolving Line shall bear interest until paid at a rate per annum equal to the "Prime Rate" calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).
             The Borrower shall make a payment of all interest accrued under the Revolving Line Note on the first day of each month. The Borrower shall make principal payments sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described below, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31 except between September 1, 1995 and August 31, 1996. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line.
              The Revolving Line shall terminate on September 30, 1997
    (or the date of an Event of Default if earlier) unless extended in writing in the sole discretion of and on such terms as are acceptable to the Bank, and no further advances shall be made thereafter.
              The Borrower may borrow, repay, and reborrow under the Revolving Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of $3,750,000 or the sum then available according to the following formula (the "Borrowing Formula"): (a) eighty percent
    (80%) of all Borrower eligible accounts receivable as defined below ("Eligible Accounts") plus (b) forty-five percent (45%) of all Borrower eligible inventories as defined below ("Eligible Inventories").
               Eligible accounts receivable are defined as: (i) all trade accounts receivable less than 90 days beyond date of invoice plus (ii) the less than 90 days beyond date of invoice portion of receivables from one customer of which at least 50% of the outstanding amount is less than 90 days beyond date of invoice, minus all (iii) marginal accounts receivable, contra accounts receivable, affiliate company accounts receivable, foreign accounts receivable, employee accounts receivable, bill and hold accounts receivable (i.e. accounts relating to goods not yet shipped but invoiced), uncollectible accounts receivable, accounts receivable arising from progressive billings (ie. accounts receivable from billings for work performed on a partially completed contract), accounts receivable arising from guaranteed sales with buy-back provisions (ie. accounts receivable arising from sales in which the Borrower is obligated to repurchase inventory or merchandise sold to customers), and accounts receivable of companies or businesses actually known to the Bank to be deteriorating. In the event that total accounts receivable from any payor represent more than 20% of the Borrower's total accounts receivable, the Bank reserves the right in its sole discretion to delete those accounts receivable in excess of 20% of total accounts from eligible accounts receivable unless the Borrower has provided to the Bank sufficient information regarding the obligor on the accounts for the Bank to make a determination as to the creditworthiness of that obligor.
               Eligible inventories are defined as all inventories owned by the Borrower valued at cost minus all perishable or non-saleable inventories.
               Eligible accounts receivable and eligible inventories must arise from the Borrower's ordinary course of business as it exists on the date hereof. The Bank reserves the right in its sole discretion to modify the borrowing formula or make changes in the definitions of eligible accounts or eligible inventories, or to delete certain accounts or inventories from the borrowing formula, all in the event of a material adverse change in the collateral or its collectibility.
               The amount available under the Revolving Line shall be reduced by the aggregate amount of outstanding Letters of Credit issued by the Bank for the account of the Borrower. Letters of Credit will be issued at the request of the Borrower in the discretion of, and upon terms acceptable to, the Bank up to an aggregate maximum outstanding face amount at any one time of $500,000. The Borrower shall pay to the Bank a non-refundable commission of one and one-half percent (1.5%) per annum with respect to the face amount of each respective letter of credit on the date such letter of credit is issued. Letters of credit shall have maturity dates no longer than one year following the termination date of the Revolving Line described above.
               Borrower agrees to allow the Bank complete access to all books and records of the Borrower upon reasonable request. Borrower agrees to submit information which the Bank may reasonably request from time to time in connection with the Revolving Line. The Borrower will provide to the Bank such borrowing reconciliation reports, agings, listings, and other reports and information as the Bank requests in connection with the Revolving Line including without limitation accounts agings and inventory reports as requested.

    2. Article I. Of the Credit Agreement is hereby amended to add a new Section H. To read in its entirety as follows:
               H. Capital Expenditure Line. The Bank hereby establishes a line of credit for the purpose of funding capital expenditures and construction costs not funded by other sources (the "Capital Line") in the maximum principal amount of Three Million Five Hundred Thousand Dollars ($3,500,000).
               A Capital Line Note (the "Capital Line Note") in substantially the form of Exhibit F hereto will evidence the Capital Line.
               All outstanding principal amounts under the Capital Line shall bear interest until paid at a rate per annum equal to the Prime Rate plus one-fourth percentage point (.25%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate.
               The Borrower shall make a payment of all interest accrued under the Capital Line Note on the first day of each month. All remaining principal and interest shall be due and payable in full on the date of expiration of the Capital Line, provided, however, if no Event of Default has occurred the outstanding principal under the Capital Line may be refinanced by the Capital Loan (described below in Article I. I.) at the option of the Borrower on the Termination Date of the Capital Line .
               The Capital Line shall terminate on July 31, 1998 (or if earlier, the date of an Event of Default or the date of termination of the Revolving Line unless such Revolving Line has been extended), and no further advances shall be made thereafter.
               The Borrower may borrow, repay, and reborrow under the Capital Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of (i) $3,500,000 or (ii) the capital expenditures of the Borrower during the period the Capital Line is available less $1,500,000 per Borrower's fiscal year.
               On the date the Capital Line becomes available, the Borrower shall pay a facility fee to the Bank of $8750.

    3. Article I. Of the Credit Agreement is hereby amended to add a new Section I. To read in its entirety as follows:
               I. Capital Expenditure Loan. At the request of the Borrower and provided that no Event of Default or termination date of the Revolving Line has occurred, upon termination of the Capital Line the Bank will make a Capital Loan to the Borrower in the amount of the then outstanding principal balance of the Capital Line.
               A Capital Loan Note (the "Capital Loan Note") in substantially the form of Exhibit G hereto will evidence the Capital Loan.
               All outstanding principal amounts under the Capital Loan shall bear interest until paid at a rate per annum equal to the Prime Rate plus one-half percentage point (.50%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate.
               The Borrower shall make a payment of all interest accrued under the Capital Loan Note on the first day of each month. In addition, on the first day of each month a principal payment equal to 1/42nd of the original principal amount of the Capital Loan Note shall be due.
    All remaining principal and interest shall be due and payable in full on January 31, 2002.
               On the date the Capital Loan is made, the Borrower shall pay a conversion fee to the Bank equal to one-fourth percent (.25%) of the original principal amount of the Capital Loan.

    4. The fifth paragraph of Article IV. of the Credit Agreement is hereby amended to read in its entirety as follows:
               The Revolving Line, the Capital Line and the Capital Loan shall be secured by the collateral for the Term Loan and the 1994 Loan as well as a sole first lien in all assets of every kind and nature, now owned or hereafter acquired, of Borrower, including without limitation goods, equipment, machinery, furniture, fixtures, supplies, tools, parts, accounts, inventory, documents, chattel paper, instruments, and general intangibles of Borrower, together with additions, accessions, replacements, substitutions, and proceeds.
               The Capital Loan shall be secured by a mortgage covering any of the Borrower's property acquired with proceeds of the Capital Loan. The mortgage shall be documented and perfected in a manner satisfactory to the Bank and its legal counsel.

    5. The introductory paragraph to Article VII. of the Credit Agreement is hereby amended to read in its entirety as follows:
               So long as the Revolving Line commitment, the Capital Line commitment, the Capital Loan, the Term Loan, the Mortgage Loans, the 1994 Loan, the Erie Line, the Erie Loan, or any loans hereunder or any other obligations of Borrower to the Bank under or related to this Agreement shall be outstanding, unless the Bank shall otherwise consent in writing, the Borrower shall:

    6. A new final paragraph is hereby added to Article VII.A. of the Credit Agreement to read in its entirety as follows:
               Borrower shall furnish to the Bank, quarterly at the time its Report 10Q is required to be furnished, a report showing its capital expenditures during the quarter and on a cumulative basis since the date of commitment of the Capital Line, as well as sources of funding for the same, in form and with detail reasonably satisfactory to the Bank.

    7. Article VII.J. of the Credit Agreement is hereby amended to read in its entirety as follows:
               J. Minimum Net Worth. Maintain at all times net worth calculated by generally accepted accounting principles ("GAAP") of at least $13,850,000.

    8. Article VII.L. of the Credit Agreement is hereby amended to read in its entirety as follows:
               L.      Proceeds of Sales.      Cause the proceeds, after
    payment of expenses related thereto, of any sales of properties covered by the mortgages, or sales of other collateral, referenced in Article IV hereof to be delivered to the Bank to be used to retire obligations first under the Term Loan, second under the Mortgage Loans, third under the 1994 Loan, and fourth under the Capital Loan; provided, however, that to the extent proceeds specifically relate to a property covered by one of the Mortgage Loans, the Erie Line or the Erie Loan, the 1994 Loan, or the Capital Loan, to the extent applicable, such proceeds shall be used to reduce the respective Mortgage Loan, the Erie Line, the Erie Loan, or the Capital Loan respectively; and further provided, however, that if any mortgaged property is the subject of a sale-leaseback, the Bank will not unreasonably withhold its approval of the same on such terms and conditions as may be mutually agreeable between the Bank and the Borrower.

    9. The introductory paragraph to Article VIII. of the Credit Agreement is hereby amended to read in its entirety as follows:
               So long as the Revolving Line commitment, the Term Loan, the Mortgage Loans, the 1994 Loan, the Erie Line, the Erie Loan, the Capital Line commitment, the Capital Loan, or any loans hereunder or any other obligations of Borrower to the Bank under or related to this Agreement shall be outstanding, unless the Bank otherwise consents in writing, Borrower shall not, directly or indirectly:

    10. Exhibit B to the Credit Agreement is hereby amended and restated to read in its entirety as set forth in Exhibit B to this Amendment. New Exhibits F and G are hereby added to the Credit Agreement to read in their entirety as set forth in Exhibits F and G to this Amendment.

    11. All other terms of the Credit Agreement shall remain unchanged and in full force and effect.

    12. All references in mortgages, security agreements, notes, and other documents, instruments, and agreements related to the Credit Agreement, or to the 1988 Agreement described therein, which refer to the Credit Agreement or the 1988 Agreement shall be deemed to refer to the Credit Agreement as amended hereby and as the same may be modified, extended, or replaced from time to time.

     13. Borrower represents and warrants that (a) each of the representations and warranties set forth in the Credit Agreement is true and correct as of the date hereof (and with respect to the representations and warranties set forth in Article V. of the Credit Agreement, the financial statements referred to therein shall mean the financial statements of the Borrowers for the most recent quarterly period ended); and (b) no Event of Default or event that, with the giving of notice or the passage of time or both would constitute an Event of Default, has occurred and is continuing.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized, respective officers as of the date first above written.


FLEET BANK					TRAVEL PORTS OF AMERICA, INC.

By:     __________________________              By:     ______________________
Title:  __________________________              Title:  ______________________

                                    EXHIBIT B

                         REPLACEMENT REVOLVING LINE NOTE

$3,750,000                                                   January 31, 1997

               THIS REPLACEMENT REVOLVING LINE NOTE RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE REVOLVING LINE NOTE DATED AS OF SEPTEMBER 7, 1995 IN THE MAXIMUM PRINCIPAL AMOUNT OF $2,750,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.
               FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Three Million Seven Hundred Fifty Thousand Dollars ($3,750,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Revolving Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Revolving Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.
               This Revolving Line Note shall bear interest at a rate equal to the "Prime Rate" calculated based on actual days elapsed in a year of 360 days. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).
               Interest shall continue to accrue after maturity at the rate required by this Revolving Line Note until this Revolving Line Note is paid in full. The rate of interest on this Revolving Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated December 21, 1995, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
               All interest accrued under this Revolving Line Note shall be due and payable on the first day of each month. Principal payments shall be due and payable sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described in Article I, Section B of the Credit Agreement, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line as specified in the Credit Agreement. Payments may be made pursuant to a mutually agreeable cash management arrangement with the Bank. All payments shall be in lawful money of the United States in immediately available funds.
               Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.
               If this Revolving Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Revolving Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
               This Revolving Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.
               This Revolving Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
               This Revolving Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Revolving Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Revolving Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Revolving Line Note at a rate in excess of such maximum rate, the rate of interest under this Revolving Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Revolving Line Note.
               The terms of this Revolving Line Note cannot be changed, nor may this Revolving Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Revolving Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Revolving Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
               Bank may set off toward payment of any obligations under this Revolving Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
               Borrower on demand shall pay all expenses of Bank, include without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Revolving Line Note.
               This Revolving Line Note shall be governed by the laws of the State of New York.
               Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                                 TRAVEL PORTS OF AMERICA, INC.


                                        By:     __________________________

                                     Title:     __________________________


                                 EXHIBIT F

                            CAPITAL LINE NOTE

$3,500,000                                                    January 31, 1997

               FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Three Million Five Hundred Thousand Dollars ($3,500,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Capital Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Capital Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.
This Capital Line Note shall bear interest at a rate equal to the "Prime Rate" plus one-fourth percentage point (.25%) calculated based on actual days elapsed in a year of 360 days. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Agreement, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).
               Interest shall continue to accrue after maturity at the rate required by this Capital Line Note until this Capital Line Note is paid in full. The rate of interest on this Capital Line Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated December 21, 1995, as the same has been and may be modified, extended, or replaced from time to time
(the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
               All interest accrued under this Capital Line Note shall be due and payable on the first day of each month. All remaining principal and interest shall be due and payable in full on the date of expiration of the Capital Line as specified in the Credit Agreement. All payments shall be in lawful money of the United States in immediately available funds.
               Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.
               If this Capital Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Capital Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
               This Capital Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.
               This Capital Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
               This Capital Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Capital Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Capital Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Capital Line Note at a rate in excess of such maximum rate, the rate of interest under this Capital Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Capital Line Note.
               The terms of this Capital Line Note cannot be changed, nor may this Capital Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Capital Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Capital Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
               Bank may set off toward payment of any obligations under this Capital Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
               Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Capital Line Note.
               This Capital Line Note shall be governed by the laws of the State of New York.
               Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                                 TRAVEL PORTS OF AMERICA, INC.


                                           By:     __________________________

                                           Title:  __________________________

                                  EXHIBIT G

                             CAPITAL LOAN NOTE

$__________                                                     July 31, 1998

               FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester,
New York 14623 ("Borrower"), promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of ____________________________________ Dollars
($________________) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.
               This Note shall bear interest per annum until paid in full at a rate equal to the "Prime Rate" plus one-half percentage point (1/2%) calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. For purposes of this Note, the "Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction), or
               The rate of interest on this Note may be increased under the circumstances provided in the Amended and Restated Credit Agreement between the Borrower and the Bank dated December 21, 1995, as the same has been and may be modified, extended, or replaced from time to time
(the "Credit Agreement"). The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
               Payments of all accrued interest, plus payments of principal of $___________ each, shall be due on the first day of every month and continuing through the Maturity Date. All remaining principal and interest hereunder shall be due and payable on January 31, 2002.
               If any sum payable under this Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
               If this Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
               This Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty. Principal prepayments shall be applied in inverse order of maturity.
               This Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
               This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
               The terms of this Note cannot be changed, nor may this Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
               Bank may set off toward payment of any obligations under this Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
               Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Note.
               This Note shall be governed by the laws of the State of New York.
               Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                                 TRAVEL PORTS OF AMERICA, INC.


                                            By:     __________________________

                                            Title:  __________________________