Form 10-Q/A
period 1997-01-31
TRAVEL PORTS OF AMERICA INC
filed 1997-03-17
CIK 798935

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

WEIGHTED AVERAGE SHARES
	OUTSTANDING -
	PRIMARY  5,363,029    5,343,005          5,389,325        5,382,414

WEIGHTED AVERAGE SHARES
	OUTSTANDING - FULLY
	DILUTED  5,364,778    6,893,005          6,951,157        6,941,078


			     TRAVEL PORTS OF AMERICA, INC.
			       STATEMENT OF CASH FLOWS
				     (UNAUDITED)


					  NINE MONTHS ENDED JANUARY 31
					      1997           1996
OPERATING ACTIVITIES:
  NET INCOME                              $1,276,247      1,488,810
  DEPRECIATION AND AMORTIZATION            2,419,312      1,973,553
  PROVISION FOR LOSSES ON ACCOUNT
  RECEIVABLE                                  25,090         33,905
  (GAIN) LOSS ON SALE OF ASSETS                            (213,681)
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                     (955,198)      (924,444)
    INVENTORIES                           (1,303,583)       223,761
    PREPAID AND OTHER CURRENT ASSETS        (310,243)      (351,972)
    ACCOUNTS PAYABLE                       1,738,245       (711,162)
    ACCRUED COMPENSATION                     163,919        (20,346)
    ACCRUED SALES AND FUEL TAX             1,091,422        564,516
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                               (5,407)       (24,774)
  CHANGES IN INCOME TAXES PAYABLE                            94,404
  CHANGES IN OTHER NON-CURRENT ASSETS       (277,976)        13,388
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                             3,861,828      2,145,958

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                               (7,011,129)    (8,795,066)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                        3,333        292,069
  NET PROCEEDS RECEIVED ON NOTES
  RECEIVABLE                                  30,334        185,063
    NET CASH USED IN INVESTING ACTIVITIES (6,977,462)    (8,317,924)

FINANCING ACTIVITIES:
  NET SHORT-TERM DEBT BORROWING (PAYMENTS)   758,000        643,000
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT    (1,926,214)    (1,816,778)
  PROCEEDS FROM LONG-TERM BORROWING        4,775,707      1,500,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS     30,770         45,980
    NET CASH PROVIDED BY FINANCING
    ACTIVITIES                             3,638,263        372,202

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  522,629     (5,799,774)
CASH AND EQUIVALENTS -
BEGINNING OF PERIOD                        1,667,062      7,593,798
CASH AND EQUIVALENTS - END OF PERIOD      $2,189,691     $1,794,024

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