Form 10-K
period 1997-04-30
TRAVEL PORTS OF AMERICA INC
filed 1997-07-29
CIK 798935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K


[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934           (FEE REQUIRED)

For the fiscal year ended April 30, 1997


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

                                                   None
                                               (Title of Class)

                            THIS REPORT CONSISTS OF 53 PAGES.
                        THE INDEX TO EXHIBITS APPEARS ON PAGE 38.



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

                                                                          [x]


	The aggregate market value of the voting stock held by non-affiliates of the Registrant is $9,196,998.25. Market value is determined by reference to the closing price of the Registrant's stock on July 3, 1997.

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on July 3, 1997.


		Class			Number of shares outstanding
Common Stock, Par Value                          5,582,765
 $.01 Per Share

	Documents incorporated by reference and the Part of the Form 10-K into which they are listed here under.

	PART OF FORM 10-K		DOCUMENT INCORPORATED

Part III

 Items 10, 11, 12 and 13                Registrant's Proxy Statement
  Directors and Executive               for the Annual Meeting of
  Officers of the Registrant,           Shareholders to be held on
  Executive Compensation,               October 28, 1997
  Security Ownership of
  Certain Beneficial Owners
  and Management, and Certain
  Relationships and Related
  Transactions, respectively.


                         TRAVEL PORTS OF AMERICA, INC.
                             TABLE OF CONTENTS

                Item                                                  Page
PART I           1      Business...................................    4

                 2      Properties.................................   13

                 3      Legal Proceedings..........................   13

		 4	Submission of matters to a vote of Security
                        Holders........                               13

PART II          5      Market for the Registrant's Common Equity and Related
                        Stockholder Matters.........................  14

                 6      Selected Financial Data.....................  15

		 7	Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.........  16

                 8      Financial Statements and Supplementary Data.  20

		 9	Disagreements on Accounting and
                         Financial Disclosure.......................  36

PART III	10	Directors and Executive Officers of the
                        Registrant..................................  37

                11      Executive Compensation......................  37

		12	Security Ownership of Certain Beneficial
                         Owners and Management......................  37

		13	Certain Relationships and Related
                        Transactions..............                    37

PART IV         14      Exhibits, and Financial Statement Schedules.  37

                        Signatures..................................  44



                                         PART I

Item 1.	Business

	Travel Ports of America, Inc. (Company) operates sixteen (16) 24-hour per day travel plazas and one (1) fuel terminal in New York, New Jersey, North Carolina, New Hampshire, Indiana, Maryland and Pennsylvania.

	The travel plazas sell, both to the trucking industry and to others, petroleum products (such as diesel fuel, gasoline and lubricants), and generally include a truck service and repair shop, a tire and parts center, a truck wash, scales for weighing trucks, parking facilities, motel rooms, a family-style restaurant, a travel store, shower and laundry facilities, game rooms, telephone facilities, money transfer facilities, a convenience store at the gasoline pump area, and billing and accounting services for truck fleet operators. The Company hopes to continue to attract both the trucking industry and the general traveling public by maintaining clean, efficient travel plazas.

	The Company's acquisition policy is to acquire, to the extent feasible, facilities providing most or all of the services that the Company believes are desirable. Its strategic plan calls for continued growth within its current or surrounding market area through the acquisition and/or expansion of additional facilities if and when opportunities occur.

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

	The products and merchandise purchased and sold by the Company are not unique and generally can be obtained readily from a variety of sources at competitive prices. There are many sources of petroleum products, tires and truck parts, restaurant food, supplies and merchandise for the Company's travel and convenience stores. The Company currently buys petroleum products from major oil companies and from Griffith Oil Co., Inc. (Griffith Oil), which is owned by Sugar Creek Corporation. The principal shareholder and Chief Executive Officer of the Company owns and operates Sugar Creek Corporation. The Company buys its restaurant food primarily from a single unrelated food distributor, and its other products and merchandise from various suppliers. Except for the Company's fuel purchase agreements, including the one with Griffith Oil, which expires December 31, 2005, all of these arrangements can be terminated at will.

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

	The Company, through a private placement, issued $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Company's Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the "Act") and in offshore transactions under Regulation S of the Act. The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Company's Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005. The warrants, which are exercisable at any time, entitle warrant holders to purchase up to a total of 15,500 shares of the Company's Common Stock at a price of $3.60 per share. The underwriter was issued warrants for 77,500 shares of the Company's Common Stock at a price of $3.60 per share in conjunction with this transaction. As a result of the stock dividend issued April 29, 1997, the bond conversion price was adjusted to $2.83 and the warrant price was adjusted to $3.40. The number of warrants was increased to 98,580.

	On June 15, 1995, the Company sold its facility at Fairplay, South Carolina to an unrelated third party. The transaction was for the net book value and the Company received a mortgage on the property for a portion of the purchase price.

	On March 1, 1996, the Company took over the operation of the Baltimore Port Truck Plaza. The Company signed a seven year lease on the property.

	On October 4, 1996, the Company entered into a permanent financing arrangement for its Harborcreek, Pennsylvania facility (which was opened in June 1996) with its primary lender in accordance with the Restated and Amended Credit Agreement dated December 21, 1995 in the amount of $6,000,000. Interest is fixed at 9.44% for ten years with level principal payments based upon a 15 year amortization. A balloon payment is due on September 30, 2006.

        On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinanced a mortgage loan due 2001 covering two travel plazas in Pennsylvania, as well as a term loan due in 1997 and
(b) provided an additional $5,000,000 for 1996/97 capital expenditures. Interest is fixed at 8.63% for five years with level principal payments based upon a 15 year amortization. A balloon payment is due on April 10, 2002.

	On January 31, 1997, the Company entered into an agreement with its primary lender that (a) increased the line of credit to $3,750,000 until August 31, 1997 and (b) provides an additional $3,500,000 for a capital line of credit. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of April 30, 1997, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2%. No advances have been made against the capital line of credit.

	Information on major sales classifications is included in Item 7, page 6 of this report.

Capital Expenditures

	For the fiscal year ended April 30, 1997, the Company's Capital Expenditures for property, plant and equipment amounted to $8,723,016.

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

	An agreement between the Company and Griffith Oil, that expires December 31, 2005 requires the Company to purchase all of its petroleum products for three of its facilities from Griffith Oil. The purchases for the three sites for the year were approximately 11% of all petroleum purchases. In addition, the Company purchased spot market pipeline tenders (bulk purchases) for its Berwick, Pennsylvania (Beach Haven) terminal, from Griffith Oil. These pipeline tenders accounted for approximately 9% of the petroleum products purchased by the Company during the fiscal year ended April 30, 1997. Management believes that the terms of the purchase agreement and the spot market purchases were fair and competitive when compared with the purchasing opportunities for similar products in like quantities from other vendors.

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

Properties

	The Company's principal office is located in approximately 7,567 square feet of leased office space at 3495 Winton Place, Building C, Rochester, New York 14623. The lease is through December 1999 at an average annual rent of $60,168 plus common area charges with a three year extension until December 2002 and a five year extension until December 2007.

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
the Dansville interchange of Interstate Route 390, a major north-south highway in western New York. The site, which is approximately forty miles south of the New York State Thruway and thirty miles north of US Route 17, is leased from the Livingston County Industrial Development Agency. The lease expires in March 2000, at which time the Company has both the right and the intention to buy all of the land and improvements for $1.00. The travel plaza contains ten diesel pumps with card readers, four gasoline fueling positions with pay at the pump capability, a two-bay service area, a truck scale, six acres of paved parking, showers, a game room, a one hundred thirty-five seat restaurant, a twenty room motel, a travel store and a small convenience store.

	 2.	Maybrook, New York.	This eighteen acre site is located at
the Maybrook interchange of Interstate Route 84, approximately ten miles east of US Route 17 and eight miles west of the New York State Thruway. It is sub-leased from a corporation owned by two people, one of whom is the principal shareholder of the Company, under a lease that expires in March 2004 with three five year renewal options available. The travel plaza contains eleven diesel pumps, four gasoline fueling positions, a three-bay service area, a truck scale, showers, game room, eight acres of paved parking, a one hundred twenty-nine seat restaurant, a Pizza Hut Express, a thirty-six room motel and a travel store.

	 3.	Binghamton, New York.	The Company owns a ten acre site
located in suburban Binghamton at the intersection of US Route 17 and Interstate Route 81. The travel plaza contains eight diesel pumps with card readers, a two-bay service area, a truck scale, six acres of paved parking, a seventy-three seat restaurant, six motel rooms, showers, a travel store and a convenience store with two gasoline pumps.

	 4.	Mahwah, New Jersey.	This six acre site in northern New
Jersey is located on US Route 17, one interchange south of the New York State Thruway and approximately ten miles north of Interstate Route 80. It is leased from an unrelated landlord for a term expiring February 2002. The travel plaza contains five diesel fueling positions, a one-bay service area, approximately four and one-half acres of paved parking, truck scales, twelve motel rooms, a travel store and showers.

	 5.	Fultonville, New York.	The Company owns a twenty acre site
at Exit 28 of the New York State Thruway. The travel plaza contains eleven diesel pumps with card readers, a two-bay service area, a truck scale, showers, seven acres of paved parking, a one hundred twenty-four seat restaurant, a fourteen room motel, a travel store and a convenience store with four gasoline pumps.

	 6.	Candler, North Carolina.	The Company owns an eighteen
acre site located at Exit 37 of Interstate Route 40, less than ten miles west of Interstate Route 26 and Asheville, North Carolina. The travel plaza contains ten diesel pumps, four gasoline pumps, a two-bay service area, a truck scale, showers, eight acres of paved parking, a one hundred twenty-three seat restaurant and a travel store.

	 7.	Bloomsburg, Pennsylvania.	The Company owns a sixteen
acre site located at Exit 34 on Interstate Route 80. The travel plaza contains twelve diesel pumps with card readers, eight gasoline pumps, a five-bay service area, truck scales, game room, trucker lounge, snack bar, showers, laundromat, travel store, a one hundred sixty-six seat restaurant, a Subway and convenience store and lighted paved parking.

	 8.	Greenland, New Hampshire.	This seven acre site is
located at Exit 3 on Interstate Route 95. This facility is leased from an unrelated landlord for a term expiring April 2014. The travel plaza contains eight diesel pumps with card readers, four gasoline pumps, a truck scale, showers, game room, travel and convenience store, a one hundred forty seat restaurant, a Pizza Hut Express and lighted paved parking.

	  9.	Milesburg, Pennsylvania.	The Company owns a eleven and
one half acre site located at Exit 23 on Interstate Route 80. The travel plaza contains eight diesel fueling lanes, eight gasoline pumps, a three-bay service area, showers, game room, travel store, a ninety-six seat restaurant and lighted paved parking.

	10.	Paulsboro, New Jersey.	The Company owns a thirty-two acre
site located at the Mt. Royal Exit on Interstate Route 295. The travel plaza contains twelve diesel pumps with card readers, eight gasoline pumps, a truck scale, a thirteen room motel, laundromat, showers, a three-bay service area, game room, travel store, a one hundred twenty-seven seat restaurant and lighted paved parking.

	11.	Porter, Indiana.	The Company owns a thirty-six and one
half acre site located at 1600 US Highway 20 near Exit 22b on Interstate Route 94. This travel plaza has a twenty-nine thousand square foot main building that contains a travel store, a Subway, trucker lounge, showers, game room, broker's offices and a one hundred ninety-five seat restaurant and banquet room. Additionally there is a two-bay service area, truck wash, twelve diesel pumps with card readers, eight gasoline fueling lanes with pay at the pump capability and approximately nine acres of lighted paved parking.

	12.	Lake Station, Indiana.	This twenty-four acre site is
located on US Highway 51, just north of Interstate Routes 80 and 90. This facility is leased from an unrelated landlord until January 1999 with two ten year renewal options available. This travel plaza has a thirty thousand square foot main building that contains a travel store, convenience store, barber shop, a Subway, truckers' lounge, game room, laundromat, showers, brokers' offices and a two hundred and one seat restaurant. There are seventeen diesel fuel islands with card readers covered by a canopy, truck wash, truck scales and paved parking for approximately two hundred and fifty trucks. In addition there are four gasoline pumps with pay at the pump capability.

	13.	Greencastle, Pennsylvania.	The Company owns a
twenty-seven acre site located at Exit 3 on Interstate Route 81, a few miles north of the Maryland and Pennsylvania state border. The travel plaza consists of four buildings, a convenience store with gasoline fuel islands, a thirty-six room motel, a fuel building with a four-bay service area, truck scales, trucker's store, snack bar, twelve diesel pumps and a main building with a travel store, showers, a telephone room, a game room, trucker lounge and a one hundred forty-five seat restaurant.

        14.     Baltimore, Maryland.            The Company leases a
twenty-one acre travel plaza and (across the street) a two and one fifth acre gasoline/convenience store at Exit 57 on Interstate 95. The total facility consists of three buildings. The gasoline and convenience store has 16 pumps for both gasoline and diesel. The fuel building has a travel and convenience store and a Subway fast food operation. The main building contains a super travel store, showers, a telephone room, a game room, a Taco Bell Express, a sixty room motel and a hundred twenty seat restaurant. There are 16 diesel pumps with card readers, truck scales and secured parking for 260 trucks.

        15.     Harborcreek, Pennsylvania.      The Company owns a
seventy-two acre site of which twenty-four acres are used for the travel plaza at Exit 10 on Interstate 90. The travel plaza consists of two buildings, a thirty-six room motel and a main building. The main building has a travel and convenience store, a one hundred eighty seat restaurant, a Pizza Hut Express, showers, a telephone room, a game room, a trucker lounge and a three bay shop. There are ten diesel pumps with satellites and card readers, a truck wash and truck scales.. There are four double sided gasoline pumps with pay at the pump capability. There is paved parking for one hundred seventy-seven trucks in addition to car and RV spaces.

        16.    Belmont, New York.      The Company owns a nine acre site at
the Belmont interchange on US Route 17, in southwestern New York state. The mini-travel plaza contains six diesel fueling lanes, four gasoline fueling positions, a travel store, a convenience store, a fifty-five seat restaurant and three acres of paved parking.

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

Summary of Property Interest

The following table summarizes the Company's interests in real property, as discussed above:
               Date      Approx.     Leased or        Rent Per         Lease
   Location   Opened     Acreage       Owned          Month (1)      Expiration
Dansville, NY Mar 80        8       Leased (2)      $  4,000(3)       Mar 2000
Maybrook, NY  Mar 84       18       Leased (4)       $37,500          Mar 2004
Binghamton, NYMar 84       10          Owned            N/A              N/A
Mahwah, NJ    Mar 84        6       Leased           $ 8,788          Feb 2002
Fultonville,NYMar 84       20          Owned            N/A              N/A
Belmont, NY   May 86        9          Owned            N/A              N/A
Candler, NC   Dec 86       18          Owned            N/A              N/A
Bloomsburg,PA Dec 86       13          Owned            N/A              N/A
Milesburg, PA Dec 86       12          Owned            N/A              N/A
Paulsboro, NJ Dec 86       32          Owned            N/A              N/A
Berwick, PA   Dec 86        5          Owned            N/A              N/A
Porter, IN    Jan 89       36          Owned            N/A              N/A
Lake Station,INJan 89      24        Leased (5)      $29,583          Jan 1999
Greencastle,PADec 89       27          Owned            N/A              N/A
Rochester, NY Aug 91     Office      Leased         $  5,014          Dec 1999
Greenland, NH Apr 94        7        Leased (6)      $18,000          Apr 2014
Baltimore, MD Mar 96       23        Leased (7)      $68,542          Feb 2003
Harborcreek,PAJun 96       72          Owned            N/A              N/A

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


Employees

	As of April 30, 1997, the Company had a total of 1,540 employees, 1,255 full-time and 285 part-time. Of the full-time employees, 36 are involved in the corporate office and administrative activities, 115 in travel plaza management, 4 in sales and marketing, 2 in design and construction management and the balance in general operating duties, where all of the part-time employees are involved.

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

	The Company's common stock trades on the on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: TPOA. The range of reported high and low sale prices of the common stock during each quarter of the Company's fiscal years ended April 30, 1997, and April 30, 1996, were as follows:


				1997				1996
			High		 Low		High		 Low

1st Quarter		3 5/8		2		2 7/8		2
2nd Quarter		3 1/2		2 9/16		5 3/4		2 11/16
3rd Quarter		3 1/8		2 1/8		3 1/2		2 1/8
4th Quarter		3 1/16		2 1/4		2 7/8		2 1/4

	As of April 30, 1997, the approximate number of holders of common stock of the registrant was 1,800.

	Sale prices are as reported by NASDAQ through April 30 of each year. All such prices represent actual transaction prices versus bid quotations because of the Company's inclusion on the NASDAQ National Market System.

	The Company may not declare dividends without prior consent from its primary lender. A 6% stock dividend was declared and issued on April 28, 1997.





Item 6. Selected Financial Data

Operations         1997      1996          1995        1994          1993

Net Sales     $207,103,805 $165,164,391 $153,267,079 $137,575,675 $137,682,172

Gross Profit $  46,436,813 $ 39,142,697 $ 38,237,699 $ 34,610,393 $ 32,574,737

Income before cumulative
  effect of change in an
  accounting
  principle  $  1,700,205  $  1,690,500 $  1,890,032 $  1,457,613 $    782,592

Cumulative effect of change
  in an accounting
  principle  $           0   $        0 $          0      (99,735)$          0

Net Income   $   1,700,205   $1,690,500 $  1,890,032 $  1,357,878 $    782,592


         Earning Per Share

Primary Income Per Share:
  Income before cumulative
    effect of change in an
    accounting
    principle$         .30   $      .30 $        .34 $        .26 $        .14

  Cumulative effect of change
    in an accounting
    principle $        .00   $      .00 $        .00 $       (.02)$        .00

  Net Income  $        .30   $      .30 $        .34 $        .24 $        .14

  Weighted Average Number
    Shares
    Outstanding  5,719,781    5,708,914    5,635,190    5,575,641    5,499,579

Fully Diluted Income Per Share:
  Income before cumulative
    effect of change in an
    accounting
    principle $        .26   $      .26 $         .32 $        .26 $       .14

  Cumulative effect of change
    in an accounting
    principle $        .00   $      .00 $         .00 $       (.02)$       .00

  Net Income  $        .26   $      .26 $         .32 $        .24 $       .14

  Weighted Average Number
    Shares
    Outstanding  7,378,447    7,361,868     6,136,234    5,575,641   5,499,579

     Financial Data

Total Assets  $  62,435,994  $55,278,604 $ 51,370,810  $41,847,897 $40,118,711

Long Term
Liabilities   $  32,082,537  $27,828,457 $ 25,726,157  $18,268,139 $18,155,037



Item 7.	Management's Discussion and Analysis of Financial  Condition and
Results of  Operations

	RESULTS OF OPERATIONS

	Quarter ended April 30, 1997 compared to quarter ended April 30, 1996

		Sales from operations were $55,763,000 for the fourth quarter of fiscal 1997, up $8,514,000, or 18% from the fourth quarter last year. Net income was $424,000 ($.07 per share), up $222,000, or 110% from last year's net income of $202,000 ($.04 per share).

	Sales from same units increased $1,139,000 or 2.5%. Sales from the new travel plazas added $7,376,000 over last year's sales. Overall every sales category increased, including diesel fuel, the retail selling price of which was the same as last year.

	Gross profits increased $1,663,000, primarily from the two new locations while same unit gross profit was down slightly. Operating expenses increased $1,153,000, all from the new locations as same unit operating expenses were down $177,000 or 2.4%.

	General and administrative expense was the same as last year while interest expense increased due to higher levels of debt. Other income increased as a result of higher interest income.

	Current year ended April 30, 1997 compared to year ended April 30, 1996

		The Company had earnings of $2,903,000 before income taxes and $1,700,000 in net income on net sales of $207,104,000. Net income is essentially flat on an increase in net sales of $41,939,000 or 25.4%. Operating profits from restaurant operations increased $483,000 or 22.3% over last year. On a same unit basis, restaurant operating profits increased $303,000 or 13.9%. This offset the decline in fuel operations income, primarily resulting from the absence of a one time gain of $412,000 in January 1996 when the Company exercised its option to cancel a fixed price contract for diesel fuel.

	Sales increased by $28,870,000 primarily from the new travel plazas more than offsetting the decrease resulting from the sale of the facility in Fairplay, South Carolina in June 1995. On a same unit basis sales were up $13,070,000. Higher retail selling prices of diesel fuel accounted for approximately $10,650,000 of the overall sales increase.

	Retail diesel gallons sold during 1997 were 109 million, an increase of 15 million gallons or 16% over the prior year. Same unit diesel gallons increased 1.3 million or 1%. Sales of retail gasoline gallons were 12.1 million for 1997, an increase of 3.0 million gallons or 33% from the prior year. Same unit gasoline sales increased 0.2 million or 2%.

	Gross profits increased $7,294,000 from the prior year. Most of this increase came from the two new facilities. Non-fuel gross profit increased $5,587,000 and gasoline gross profit increased $374,000 while diesel gross profit increased $1,337,000. Retail diesel margins per gallon were flat when compares to the prior year. Same unit gross profit increased $183,000 over last year. Last year included a one time gain of $412,000 as noted above.

Listed below is the breakdown of revenue and gross profits by major sales classification for the fiscal years ended April 30, 1997, and April 30, 1996.

                      Percent   Percent          Percent          Percent
    Sales             of 1997   of 1997          of 1996          of 1996
   Category           Revenue Gross Profit       Revenue         Gross Profit
Diesel Fuel             65        27               64                29
Gasoline                 8         4                7                 3
Restaurant              10        33               11                32
Store                    8        13                8                13
Shop                     5        11                6                12
Motel                    1         3                1                 3
Other                    3         9                3                 8

	Operating expenses were $6,254,000 or 21% more than the prior year. Same unit expenses increased $40,000 or about .1%.

	General and administrative expenses increased $288,000 or 7% as compared to the prior year. Wages increased $212,000 as a result of additional staff and salary increases. Legal and professional fees increased $102,000 as a result of acquisition and new venture activity. Advertising decreased $69,000 from changes in marketing programs.

	Interest expense increased by $582,000 from the prior year as a result of the increased levels of debt. Other income decreased from last year as a result of lower interest income this year and the sale of two properties last year.


	Prior year ended April 30, 1996 compared to year ended April 30, 1995

	The Company had earnings of $2,885,000 before income taxes and $1,691,000 in net income on net sales of $165,164,000. This is a decline in net income of $200,000 or 10.6% and a increase in net sales of $11,897,000 or 7.8%.

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

	Gross profits increased $905,000 from the prior year. Non-fuel gross profit increased $799,000 and gasoline gross profit increased $204,000 while diesel gross profit declined $99,000. Retail diesel margins per gallon declined from the prior year. The gross profit from the increased number of gallons sold offset most of the per gallon decline. All areas of non-fuel gross profit increased over last year. During the year the Company exercised its option to cancel a fixed price contract for diesel fuel. As a result of this, the Company recorded a gain of $412,000 which is included in cost of goods sold. The contract was to run until August 2003 and amounted to less than 3% of the Company's annual usage of diesel fuel.

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

	Operating expenses increased by $615,000 or 2% more than the prior year. Same unit expenses increased $860,000 or about 3%.

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

Financial Condition, Liquidity and Capital Resources

	Generally, the Company's capital resources are derived mainly from cash provided by operating activities. In fiscal 1997 operating activities accounted for the generation of cash in the amount of $5,038,000 compared to $3,208,000 in fiscal 1996 and $3,914,000 in fiscal 1995.

	Cash used in investing activities was $7,295,000 in fiscal 1997, $11,532,000 in fiscal 1996 and $3,316,000 in fiscal 1995. The decline from 1996 is a result of the completion of Harborcreek in June 1996 and the receipt of $1,368,000 of cash related to the Allentown mortgage that was paid in full in 1997. The change from 1995 to 1996 was due primarily to the on-going construction of the new travel plaza in Harborcreek, Pennsylvania and an increase in capital expenditures for renovation and expansion of several travel plazas.

	Financing activities provided net cash of $3,725,000 in fiscal 1997 and $2,397,000 in fiscal 1996 compared to a net use of cash in the amount of $5,819,000 in fiscal 1995.

	The overall result of the above activity was a net increase of cash in the amount of $1,468,000 compared to a net decline of cash in the amount of $5,927,000 in fiscal 1996 and a net increase in cash in the amount of $6,416,000 in fiscal 1995.

	The Company's working capital excluding current portion of long term debt was $4,462,000 at April 30, 1996 and $2,231,000 at April 30, 1996. The
increase is primarily due to the net proceeds received from the Allentown note repayment.

	On October 4, 1996, the Company entered into a permanent financing arrangement for its Harborcreek, Pennsylvania facility (which was opened in June 1996) with its primary lender in accordance with the Restated and Amended Credit Agreement dated December 21, 1995 in the amount of $6,000,000. Interest is fixed at 9.44% for ten years with level principal payments based upon a 15 year amortization. A balloon payment is due on September 30, 2006.

        On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinanced a mortgage loan due 2001 covering two travel plazas in Pennsylvania, as well as a term loan due in 1997 and (b) provided an additional $5,000,000 for 1996/97 capital expenditures. Interest is fixed at 8.63% for five years with level principal payments based upon a 15 year amortization. A balloon payment is due on April 10, 2002.

	On January 31, 1997, the Company entered into an agreement with its primary lender that (a) increased the line of credit to $3,750,000 until August 31, 1997 and (b) provides an additional $3,500,000 for a capital line of credit. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of April 30, 1997, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2%. No advances have been made against the capital line of credit.

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

Item 8. Financial Statements and Supplementary Data

             Index to Financial Statements and Supplementary Schedules

                                                                        Page
The Following information is presented in this report:

        Report of Independent Accountants............................    21

        Balance Sheets for the years ended  April 30, 1997 and 1996..    22

	Statements of Income for the years ended
         April 30, 1997, 1996 and 1995................................   23

	Statements of Cash Flows for the years ended
         April 30, 1997, 1996 and 1995................................   24

        Notes to Financial Statements.................................   25

All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


                       Report of Independent Accountants



To the Board of Directors
 and Shareholders of
Travel Ports of America, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Travel Ports of America, Inc. at April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Rochester, New York
June 20, 1997


TRAVEL PORTS OF AMERICA, INC.
Balance Sheets
                                                  April 30,
                                              1997            1996
Assets
Current assets:
Cash and cash equivalents, including interest-bearing accounts of
 $2,727,500 and $1,292,100 in 1997 and 1996,
 respectively                      $       3,134,871  $     1,667,062
Accounts receivable, less allowance for doubtful accounts
 of $156,000 and $208,000 in 1997 and 1996,
 respectively                              4,357,665        4,357,246
Notes receivable                              20,725           56,915
Inventories                                5,763,023        5,333,829
Prepaid and other current assets           1,231,509          922,029
        Income taxes receivable              491,941          130,597
        Deferred taxes - current             791,100          371,800
			Total current
                        assets            15,790,834       12,839,478

Notes receivable due after one year,
 less allowance of $65,000 in 1997           738,997        2,071,671
Property, plant and equipment, net        41,686,254       35,976,800
Cost in excess of underlying net
 asset value of acquired companies         1,904,306        1,968,496
Other assets                               2,315,603        2,422,159
                                        $ 62,435,994     $ 55,278,604
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt and
capital lease obligation           $       3,207,254     $  2,756,102
Accounts payable                           5,350,448        5,994,740
Accounts payable - affiliate               1,179,927          747,939
Accrued compensation                       1,714,677        1,460,862
        Accrued sales and fuel tax         1,925,570        1,247,586
	Accrued expenses and other
        current liabilities                1,158,607        1,156,856
			Total current
                        liabilities       14,536,483       13,364,085

Long-term debt and capital lease
obligation                                25,526,937       22,284,257
Convertible senior subordinated
debentures                                 4,650,000        4,650,000
Deferred income taxes                      1,905,600          894,200
                Total liabilities         46,619,020       41,192,542
Shareholders' Equity:
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued and outstanding - 5,574,965 shares in 1997 (including
 315,541 shares issued on April 28, 1997 as a stock dividend,
 Note 11) and 5,239,124 shares in 1996        55,749           52,391
Additional paid-in capital                 4,649,414        3,813,429
Retained earnings                         11,111,811       10,220,242
		Total shareholders'
                equity                    15,816,974       14,086,062
                                        $ 62,435,994     $ 55,278,604


The accompanying notes are an integral part of these financial statements.

TRAVEL PORTS OF AMERICA, INC.
Statements of Income

                                      Year ended April 30,
                                       1997         1996          1995

Net sales and operating revenues (including
 consumer excise taxes of $45,062,000 in 1997,
 $36,258,000 in 1996,
 and $35,356,000 in 1995)       $  207,103,805 $ 165,164,391 $ 153,267,079

Cost of goods sold                 160,666,992   126,021,694   115,029,380

        Gross profit                46,436,813    39,142,697    38,237,699

Operating expenses                  36,255,639    30,001,684    29,386,240

General and administrative expenses  4,560,796     4,273,191     3,805,780

Interest expense                     3,103,045     2,520,728     2,290,904

Other income, net                     (385,872)     (537,406)     (265,857)

        Total expenses              43,533,608    36,258,197    35,217,067

Income before income taxes           2,903,205     2,884,500     3,020,632
Provision for income taxes           1,203,000     1,194,000     1,130,600

Net income                      $    1,700,205 $   1,690,500 $   1,890,032


Earnings per share - primary              $.30          $.30          $.34

Earnings per share - fully diluted        $.26          $.26          $.32




The accompanying notes are an integral part of these financial statements.

TRAVEL PORTS OF AMERICA, INC.
Statements of Cash Flows
                                  Year ended April 30,
                                 1997            1996             1995

Operating activities:
Net income           $       1,700,205 $       1,690,500  $    1,890,032
Depreciation and
amortization                 3,266,330         2,724,604       2,439,513
Provision for deferred
income taxes                   592,100           157,100          84,400
(Gain) loss on sale of assets  (13,812)         (213,881)         27,462
Writedown of assets to fair market value                          50,000
Changes in operating assets and liabilities -
Accounts receivable               (419)         (674,011)       (665,143)
Notes receivable                                                 (29,792)
Inventories                   (429,194)          456,994      (1,218,681)
Prepaid and other current
assets                        (309,480)         (392,668)       (265,172)
Income taxes receivable       (361,344)         (127,054)
Accounts payable and accounts
 payable - affiliate          (212,304)         (751,744)      2,227,303
Accrued compensation           253,815           125,557         260,801
Accrued sales and fuel tax     677,984           199,937        (408,364)
Accrued expenses and other
 current liabilities             1,751            99,176         (49,060)
Changes in other non-current
 assets                       (127,290)          (86,663)       (429,606)
Net cash provided by operating
 activities                  5,038,342         3,207,847       3,913,693
Investing activities:
Expenditures for property,
plant and equipment         (8,723,016)      (12,021,255)     (3,732,736)
Increase in other assets                                         200,000
Proceeds from sale/disposal of
 property, plant and equipment  59,080           294,636         133,870
Net proceeds received from
 notes receivable            1,368,864           194,669          82,513
Net cash used in investing
 activities                 (7,295,072)      (11,531,950)     (3,316,353)
Financing activities:
Net short-term payments                                       (1,752,000)
Principal payments of
long-term debt              (8,961,395)       (2,409,613)     (7,618,962)
Proceeds from long-term
borrowings                  12,655,227         4,761,000      10,500,000
Proceeds from convertible
 senior subordinated debentures                                4,650,000
Exercise of stock options      30,707             45,980          40,020
Net cash provided by
 financing activities       3,724,539          2,397,367       5,819,058
Net increase (decrease) in
cash and equivalents         1,467,809        (5,926,736)      6,416,398
Cash and equivalents -
beginning of year            1,667,062         7,593,798       1,177,400
Cash and equivalents -
end of year              $   3,134,871     $   1,667,062     $ 7,593,798

	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Interest paid            $   3,031,427     $   2,504,368     $ 2,200,881
Income taxes paid, net   $   1,069,200     $   1,164,000     $ 1,396,100

The accompanying notes are an integral part of these financial statements.

Travel Ports of America, Inc.
Notes to Financial Statements
April 30, 1997

NOTE 1 - THE COMPANY AND ITS ACCOUNTING POLICIES:

The Company is primarily engaged in the operation of travel plazas and has sixteen service plazas located in the states of New York, Pennsylvania, New Jersey, Indiana, Maryland, North Carolina and New Hampshire. A significant portion of the Company's sales and receivables are with companies in the trucking and related industries.

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

Cost in excess of underlying net asset value of acquired companies

The Company amortizes cost in excess of underlying net asset value of companies acquired over 40 years. The amount presented on the balance sheet is net of accumulated amortization of $663,298 and $599,108 at April 30, 1997 and 1996, respectively. Amortization expense for each of the years ended April 30, 1997, 1996, and 1995 was $64,190. The recoverability of these assets is periodically evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment.

Earnings per share

Earnings per share is computed by dividing net income by the weighted average number of common and, when applicable, common equivalent shares outstanding during the period. Weighted average shares used in the computation were 5,719,781 in 1997, 5,708,914 in 1996, and 5,635,190 in
1995. Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures. Weighted average shares used in the computation were 7,378,447 in 1997, 7,361,868 in 1996 and 6,136,234 in 1995. All average shares outstanding and per share amounts have been restated to give retroactive effect to the 1997 stock dividend (Note 11).

Cash equivalents

For purposes of this Statement, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Commodity contracts

In the normal course of its business, the Company uses commodity put and call option contracts to manage its exposure to fluctuations in the prices of heating oil. Contract positions are designed to ensure that the Company will pay a defined maximum price for certain quantities of its inventory purchases. Gains and losses, and the related costs paid or premium received, for contracts which hedge the purchase prices of commodities are deferred and subsequently included in income as part of the hedged transaction. These activities are not significant to the Company's operations as a whole.

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


Federal income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when those differences are expected to reverse.

Accounting pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS 121,
"Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 in fiscal 1997 did not have a material impact on current year results and is not expected to significantly impact future operating results.


The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995, which establishes accounting and reporting for stock-based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument, but also allows an entity to continue to measure compensation cost for those plans using the current method of accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected not to change its method of accounting for employee stock options and provides the pro forma fair value disclosures required by the new pronouncement (Note 12).

The FASB issued SFAS 128, "Earnings Per Share" (EPS), effective for financial statement issued for periods ending after December 15, 1997.
SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

Unaudited pro forma earnings per share computed in accordance with SFAS 128 for basic and diluted earnings per share does not differ from primary and fully diluted earnings per share, respectively, determined for fiscal years 1997, 1996 and 1995.

Reclassifications

Certain prior years' amounts have been reclassified to conform with current year presentation.

NOTE 2 - FACILITY ADDITIONS AND DISPOSALS:

On June 15, 1996, the Company opened a new full service travel plaza in Harborcreek, Pennsylvania. Total construction costs of approximately $8.3 million were financed through a combination of cash generated from operations and bank financing (Note 7).

On March 1, 1996, the Company entered into a lease agreement for a facility in Baltimore, Maryland which is operated as a full service travel plaza. The term of the lease is seven years and is recorded as an operating lease (Note 6).

On June 15, 1995, the Company sold its Fairplay, South Carolina facility. The Company received as consideration a cash down payment and a $600,000 note receivable. This sale had no significant impact on operations.


NOTE 3 - INVENTORIES:

Major classifications of inventories are as follows:

                                   1997                    1996

At FIFO cost:
Petroleum products      $       1,047,017         $       925,239
Store merchandise		2,328,955		1,960,961
Parts for repairs and tires     1,803,705               1,884,512
Other                             583,346                 563,117
                               $5,763,023              $5,333,829


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Major classifications of property, plant and equipment are as follows:

                                   1997                    1996

Land                    $       6,386,394       $       6,225,074
Land improvements              11,949,337               8,795,560
Buildings and improvements     24,031,725              19,218,731
Equipment and fixtures         16,085,837              12,794,052
Leasehold improvements          5,550,491               4,272,663
Construction in progress          679,442               4,870,398
 Less - Allowance for
  depreciation and
   amortization               (22,996,972)            (20,199,678)
                              $41,686,254             $35,976,800


Interest costs capitalized aggregated $68,200 and $164,900 in 1997 and 1996, respectively. No interest costs were capitalized in 1995.

These amounts include property, plant and equipment under a capital lease as follows:

                                    1997                   1996

        Building           $      706,031              $ 706,031
        Land improvements         243,969                243,969
                                  950,000                950,000
        Less - Accumulated
        amortization             (663,200)              (640,010)
                                 $286,800              $ 309,990

The leased assets relate to an agreement with the Livingston County Industrial Development Agency under which the Agency's bond proceeds were used to acquire, construct and equip an operating facility in Dansville, New York. The Company has the option to buy the facility for $1 at the end of the lease term, February 2000. Lease amortization amounted to $23,190 for each of the years 1997, 1996, and 1995, and is included in depreciation and amortization expense.

NOTE 5 - OTHER ASSETS:

At April 30, 1997 and 1996, other assets include a leasehold interest in a full service travel plaza in Greenland, New Hampshire with a carrying value of $1,818,100 and $1,920,500, respectively. The leasehold interest represents the amount paid by the Company for the rights to operate a full service plaza under the terms of a twenty-year lease and is being amortized over the life of the lease (Note 6).

Deferred financing costs included within other assets are being amortized on a straight-line basis over the term of the related debt and have a carrying value of $258,400 and $399,500 at April 30, 1997 and 1996, respectively. Amortization expense for the leasehold interest and deferred financing for the years ended 1997, 1996, and 1995 was $233,800, $244,300, and $183,500,
respectively.

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

During fiscal 1997, the Company entered into a $3 million lease line of credit with Fleet Capital Leasing. At April 30, 1997, approximately $1.6 million of the line had been utilized to finance twelve separate leases for equipment and furniture and fixtures. Each lease qualifies as an operating lease in accordance with SFAS 13 criteria, and annual payments are included in the future minimum lease payment schedule below.

At April 30, 1997, future minimum payments required under non-cancelable leases are as follows:

                Operating              Capital

1998	$	2,551,008	$	59,041
1999		2,216,851		55,001
2000		1,884,689		50,965
2001		1,814,333		11,315
2002            1,738,155
Future          5,264,245
             $ 15,469,281              176,322
Less - Amount representing interest     22,738
Present value of net minimum lease
payments                              $153,584

Rental expense applicable to operating leases, net of sublease income of $356,900, $333,900, and $361,600, amounted to $2,501,100, $1,352,200, and
$1,180,600, for 1997, 1996, and 1995, respectively.


NOTE 7 - DEBT AND CAPITAL LEASE OBLIGATION:

Debt and capital lease obligation consist of the following:

                                               1997                  1996

Lines of credit:
Construction line - prime plus .5%                         $       2,925,000(1)
Prime plus .5%                                                     1,836,000(1)

Mortgage loans:
Due 2001, prime plus 1.000%                                          344,395(2)
Due 2003, prime plus .875%            $      833,345                 966,677
Due 2004, prime plus .875%                 2,205,153               2,531,766
Due 2005, prime plus .875%                 2,841,358               3,208,150
Due 2006, fixed rate of 9.44%              5,800,002(1)

Term loans:
Due 1997, prime plus 1.000%                                        1,406,685(2)
Due 1999, fixed rate of 9.650%             1,791,678               2,041,674
Due 2002, fixed rate of 10.120%            8,325,718               9,427,469
Due 2002, fixed rate of 8.63%              6,655,228(2)

Obligation under capital lease, 8.5%         153,584                 201,085

Other long-term debt, various rates and
maturities                                   128,125                 151,458
                                          28,736,191              25,040,359
Less - Portion due within one year,
	 including amounts for capital lease
         of $47,500 in 1997 and 1996      (3,207,254)             (2,756,102)
                                         $25,526,937             $22,284,257

The prime interest rate was 8.50% and 8.25% at April 30, 1994 and 1996, respectively.

(1)	In October 1996, the Company completed the financing of its
Harborcreek, Pennsylvania facility with its primary lender by refinancing the construction line of credit and the outstanding balance on its regular line of credit and drawing an additional $1,289,000 for a total of $6,000,000. Interest on the loan is fixed at 9.44% for ten years with level principal payments based upon a fifteen-year amortization with a balloon payment due in September 2006.


(2)	In November 1996, the Company entered into an agreement with its secondary lender to refinance a mortgage loan due 2001 covering two travel plazas in Pennsylvania, as well as a term loan due in 1997. The agreement also provided an additional $5,000,000 available for fiscal 1997 capital expenditures. The loan calls for level principal payments based on a 15-year amortization with a balloon payment due in April 2002. Interest is fixed at 210 basis points in excess of the five-year United States Treasury Note rate (8.63%).

In January 1997, the Company entered into an agreement with its primary lender that increases its existing line of credit to $3,750,000 until August 31, 1997 and provides an additional $3,500,000 capital line of credit. The line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. At April 30, 1997, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit. The remaining $3,550,000 is available for draw. The capital line of credit calls for interest only at prime plus .25% until July 31, 1998.
At that time the line can be repaid or amortized over 42 months with interest at prime plus .50%. No advances are outstanding against the capital line of credit at April 30, 1997.

None of the debt agreements outstanding during 1997 require material compensating balances or commitment fees. Substantially all assets of the Company have been pledged to secure the outstanding borrowings.

Certain loan agreements require that the Company maintain specified minimums with regard to net worth, current maturity coverage and the incurrence of additional indebtedness. In addition, the Company cannot declare dividends without the consent of its primary lender. The Company is in compliance with such requirements and restrictions.

Long-term debt requirements excluding capital leases, over the next five years are as follows: 1998 - $3,159,800; 1999 - $3,288,800; 2000 -
$3,431,400; 2001 - $3,589,100 and 2002 - $3,763,600.

NOTE 8 - CONVERTIBLE SENIOR SUBORDINATED DEBENTURES:

During January 1995, the Company issued $4,650,000 of 8.5% convertible senior subordinated debentures due January 15, 2005 together with warrants to purchase 93,000 additional shares of the Company's common stock. Due to the 1997 stock dividend (Note 11), the warrants available at April 30, 1997 are 98,580. No principal repayments are required until January 2001. Commencing in January 2001, the Company is required to redeem, on an annual basis, 20% of the outstanding balance of debentures at par. Interest is payable on a quarterly basis. The debentures are subordinate to all other indebtedness and may be converted at the bondholders' option into 1,643,110 shares of the Company's common stock at $2.83 per share. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% of the principal amount outstanding as of January 15, 1998, and gradually decreasing to 100% of the principal amount outstanding at maturity on January 15, 2005.

The warrants are exercisable at any time through their expiration date of January 2005 at an exercise price of $3.40 per share.




NOTE 9 - INCOME TAXES:

The provision for income taxes consists of the following:

                                  1997           1996           1995
Current provision:
                Federal $       482,500 $      810,300 $      806,900
                State           128,400        226,600        239,300
                                610,900      1,036,900      1,046,200
	Deferred provision
                Federal         467,900        130,900         67,200
                State           124,200         26,200         17,200
                                592,100        157,100         84,400

                            $ 1,203,000    $ 1,194,000    $ 1,130,600

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:
                         1997                1996                    1995
                          Percent           Percent                Percent
                            of                   of                     of
                          income             income                 income
                          before             before                 before
                  Amount  taxes      Amount  taxes         Amount   taxes

Statutory federal
rate     $       987,100  34.0%   $ 980,700  34.0%   $   1,027,000  34.0%
State income taxes,
 net of federal
 benefit         166,700   5.7      166,800   5.8          172,200   5.7
Amortization of
 goodwill         21,800    .7       21,800    .8           21,800    .7
Meals and
 entertainment    24,800    .9       22,000    .8           20,100    .7
Expenditures not
 deductible for book                                       (40,500) (1.3)
Excess tax reserve                                         (70,700) (2.4)
Other              2,600    .1        2,700    .1              700    .0
Effective tax
rate         $ 1,203,000  41.4% $ 1,194,000  41.4%     $ 1,130,600  37.4%





A summary of the deferred income tax assets and liabilities are as follows:

                                 1997            1996

Assets
Bad debt reserve	$	84,600	$	79,600
Vacation accrual		76,800		69,100
Inventory basis difference     102,000          97,100
Book accruals not currently
deductible for tax             175,100         126,000
Alternative minimum tax        362,000
                        $      800,500       $ 371,800

Depreciation            $    1,915,000       $ 684,000
Installment gain                               210,200
                           $ 1,915,000       $ 894,200


NOTE 10 - EMPLOYEE BENEFIT PLAN:

The Company sponsors a defined contribution employee benefit plan covering substantially all employees who have completed one year of service. Matching contributions are made at the discretion of the Board of Directors at the rate of 50 per cent of employee contributions up to 6 per cent of gross compensation. Total Company matching contributions were $104,500, $98,100 and $81,600 for 1997, 1996 and 1995, respectively.


NOTE 11 - SHAREHOLDERS' EQUITY:

Changes in shareholders' equity are as follows:

                                 Additional              Total
                          Common  paid-in    Retained  shareholders'
                          stock   capital    earnings    equity

Balance at April 30, 1994$51,841 $3,727,979 $6,639,710 $10,419,530
Net income                                   1,890,032   1,890,032
Exercise of options          258     39,762                 40,020
Balance at April 30, 1995 52,099  3,767,741  8,529,742  12,349,582

Net income                                   1,690,500   1,690,500
Exercise of options          292     45,688                 45,980
Balance at April 30, 1996 52,391  3,813,429 10,220,242  14,086,062

Net income                                   1,700,205   1,700,205
Exercise of options          203     30,504                 30,707
Stock dividend             3,155    805,481   (808,636)
Balance at April 30, 1997$55,749 $4,649,414 $11,111,811 $15,816,974

On April 28, 1997, the Company declared a 6% stock dividend which was paid to shareholders of record on April 17, 1997. The dividend was charged to retained earnings in the amount of $808,636, which was based on the closing price of $2.56 per share on the date of record. Average shares outstanding and all per share amounts included in the accompanying financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

NOTE 12 - STOCK OPTION PLANS:

The Company has stock option plans for officers and other key employees. Provisions of the plans are similar. Options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. Participants are 100% vested in their options at date of grant. At April 30, 1997, a total of 491,840 options were available for future grant under the existing plans. A summary of changes in outstanding stock options is as follows:

                                                       Weighted average
                               Shares under Option     exercise price

Outstanding at April 30, 1994        365,962                $1.64
Granted                              120,310                $2.06
Exercised                            (27,439)               $1.46
Canceled                             (10,731)               $1.67

Outstanding at April 30, 1995        448,102                $1.76
Granted                              106,000                $3.18
Exercised                            (30,952)               $1.49
Canceled                              (5,289)               $1.91

Outstanding at April 30, 1996        517,861                $2.07
Granted	173,233	$2.54
Exercised                            (21,518)               $1.44
Canceled                              (3,710)               $1.73

Outstanding at April 30, 1997        665,866                $2.21


During 1997, the Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with SFAS 123, the Company has elected not to recognize compensation cost related to stock options with exercise prices equal to the market price at the date of issuance. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced by $319,300 and $241,700, or $.06 and $.04 per share, for years ended April 30, 1997 and 1996, respectively. The weighted average fair value of options granted during 1997 and 1996 were $1.84 and $2.28, respectively, determined by the Black-Scholes option valuation model. The following assumptions were used in the model: expected volatility of 64.4 per cent, expected dividend yield of - 0 - per cent, and risk-free interest rates ranging from 6.0 per cent to 6.8 per cent. The expected lives of the options are 8 years.
Forfeitures are recognized as they occur.

                        Options outstanding and exercisable

                                        Weighted
                                        Average         Weighted
                                        Remaining       Average
          Range of        Number       Contractual      Exercise
          Exercise        Outstanding     Life           Price

        $1.42 - $2.00      347,413        6.0            $1.76
        $2.18 - $3.18      318,453        8.8            $2.71


NOTE 13 - RELATED PARTY TRANSACTIONS:

The Company has renewed its long-term contract with a petroleum distributor owned by a shareholder director for the supply of diesel fuel to certain motor plazas. The original contract expired on December 31, 1995. However, the Company continued to operate under a verbal agreement with similar terms throughout 1996. During 1997, a new ten-year contract was negotiated retroactive to January 1, 1996. Purchases under the contract and other open market purchases from this company were $32,440,000 in fiscal 1997, $23,710,000 in fiscal 1996, and $18,833,000 in fiscal 1995. At April 30,
1997 and 1996, $1,179,900 and $717,900, respectively, were owed to this supplier under contract terms calling for payment within fifteen days.

The Maybrook, New York motor plaza is leased from a realty company owned by two individuals, one of whom is a shareholder director of the Company. The lease covers a period through March 2004 at which time the Company has the option to purchase the facility for $3,500,000. Annual rentals under the lease are $450,000.

The Company pays a shareholder director, fees and bonuses for consulting, management and other services rendered to the Company. These fees and bonuses amounted to approximately $203,600, $203,400, and $204,800 for the years 1997, 1996, and 1995, respectively.

NOTE 14 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA:

	A capsule summary of the Company's unaudited quarterly net sales, gross profit, net income and earnings per share for the years ended
April 30, 1997, 1996 and 1995 is presented below.

            First        Second            Third       Fourth       Total
1997       Quarter       Quarter          Quarter      Quarter      Year
Net Sales $46,488,936  $52,698,998      $52,152,573  $55,763,298 $207,103,805
Gross
Profit    $11,648,378  $12,071,153      $10,931,519  $11,785,763 $ 46,436,813
Net Income$   690,401  $   536,748      $    49,098  $   423,958 $  1,700,205

Net Income Per Share
  Primary $      0.12  $      0.09      $      0.01  $      0.07 $      0.30
  Fully
  Diluted $      0.10  $      0.08      $      0.01  $      0.07 $      0.26

                First       Second       Third          Fourth        Total
 1996          Quarter      Quarter     Quarter         Quarter        Year
Net Sales   $38,126,668 $39,619,638  $40,168,832     $47,249,253  $165,164,391
Gross
Profit     $  9,730,038 $ 9,764,317  $ 9,522,040     $10,126,302  $ 39,142,697
Net Income $    620,267 $   601,363  $   267,180     $   201,690  $  1,690,500

Net Income Per Share
  Primary  $      0.11  $      0.10  $      0.05     $      0.04  $       0.30
  Fully
  Diluted  $      0.09  $      0.09  $      0.04     $      0.04  $       0.26

               First        Second       Third          Fourth       Total
1995          Quarter       Quarter     Quarter         Quarter       Year
Net Sales $38,175,726    $39,075,621  $37,529,063    $38,486,669  $153,267,079
Gross
Profit    $ 9,778,327    $10,092,832  $ 9,246,917    $ 9,119,623  $ 38,237,699
Net
Income    $   561,250    $   714,111  $   286,917    $   327,754  $  1,890,032

Net Income Per Share
  Primary $      0.10    $      0.13  $      0.05    $      0.06  $       0.34
  Fully
  Diluted $      0.10    $      0.13  $      0.05    $      0.05  $       0.32

Item 9.	Disagreements on Accounting and Financial Disclosure

	Not Applicable


PART III

Item 10.	Directors and Executive Officers of Registrant

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 28, 1997, under "Election of Directors".

Item 11.	Executive Compensation

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 28, 1997, under "Compensation of the Directors and Executive Officers".

Item 12.	Security Ownership of Certain Beneficial Owners and Management

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 28, 1997, under "Principal Holders of Voting Securities" and "Election of Directors".

Item 13.	Certain Relationships and Related Transactions

	The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 28, 1997, under "Certain Relationships and Related Transactions" or "Compensation of Directors and Executive Officers" and "Election of Officers".

PART IV

Item 14. Exhibits, Financial Statement Schedules on Form 10-K

Item 14(a)(1), 14(a)(2) and 14(d):

	The following financial statement and financial statement schedules are filed as a part of Item 8 of this Report:

	Report of Independent Accountants

	Balance Sheets for the years ended April 30, 1997 and 1996

	Statements of Income for the years ended April 30, 1997, 1996 and 1995

	Statements of Cash Flows for the years ended April 30, 1997, 1996 and
        1995

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

10.17	Loan Agreement dated November 6, 1996, executed and delivered to PNC
Bank is incorporated herein by reference to Exhibit 10.17, page 17 of the Company's report on Form 10-Q dated December 13, 1996.

10.18	Restated and Amended Credit Agreement, Revolving Line Note and Term
Loan Note, all dated January 31, 1997, executed and delivered by the Company to Fleet Bank of New York is incorporated herein by reference to Exhibit 10.18, page 17 of the Company's report on Form 10-Q dated March 11, 1997.

10.19	Distillate Sales Agreement dated January 1, 1996, between the
Company and Griffith Oil Co., Inc. is set forth on page 46 of this report.

(11)	Statement re computation of per share earnings

	Computation of Per Share Earnings is set forth in Exhibit (11) on page 42 of this report.

(12)	Statement re computation of ratios

		Not applicable

(13)	Annual report to security holders

		Not applicable

(16)	Letter re change in certifying accountant

		Not applicable

(18)	Letter re change in accounting principles

		Not applicable

(19)	Previously unfiled documents

		None


(21)	Subsidiaries of Registrant

		Exhibit (21) on page 43 of this report.

(22)	Published report regarding matters submitted to vote of  security holders

		None

(23)	Consents of experts and counsel

		Exhibit (23) on page 43 of this report.

(24)	Power of Attorney

		Not applicable

(27)	Financial Data Schedule

		Exhibit (27) on page 45 of this report.

(28)	Information from reports furnished to state insurance  regulatory agencies

		None

(99)	Additional exhibits

		None

                                       Exhibit 11
                        Computation of Primary Per Share Earnings
                 Total Options                                       Common
                  Below Market          Average         Average    Equivalent
Quarter Ended       Price             Option Price    Market Price   Shares
7/31/96            429,126               $2.00           $2.97       173,119
10/31/96           525,416               $2.00           $2.98       172,763
1/31/97            520,116               $2.13           $2.67       105,909
4/30/97            559,866               $2.03           $2.63       127,474
Total of Four Quarters                                               579,265
Average common stock equivalents outstanding during year
ended 4/30/97                                                        144,816
Average number of shares outstanding during year ended 4/30/97     5,574,965
Total weighted average shares outstanding                          5,719,781

Net Income for year ended 4/30/97                                 $1,700,205

Net Income per common and common equivalent shares                      $.30

                      Computation of Fully Diluted Per Share Earnings

                Total Options                                       Common
                Below Market           Average         Ending     Equivalent
Quarter Ended     Price             Option Price    Market Price    Shares
7/31/96          635,126                $2.20           $3.28       210,127
10/31/96         525,416                $2.00           $2.98       172,763
1/31/97          520,116                $2.01           $2.69       131,949
4/30/97          559,866                $2.03           $2.63       126,650
Total of Four Quarters                                              641,489
Average common stock equivalents outstanding during year ended
4/30/97                                                             160,372
Common stock equivalents due to assumed conversion of
  convertible debentures                                           1,643,110
Average number of shares outstanding during year ended 4/30/97     5,574,965
Total weighted average shares outstanding                          7,378,447

Net Income for year ended 4/30/96                                 $1,700,205
Interest on 8.5% convertible debentures, after tax                   237,150
                                                                  $1,937,355

Net Income per common and common equivalent shares                      $.26



                                     Exhibit 21

          Subsidiaries of the Registrant for the year ended April 30, 1997

	The Company has no parent. As of April 30, 1992, all subsidiaries have filed for certificates of dissolution and all activity has been recorded by the Company for the year ended April 30, 1997.


                                     Exhibit 23

                         Consent of Independent Accountants

	We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-7870-NY) of Travel Ports of America, Inc. of our report dated June 20, 1997, appearing on page 21 of this Form 10-K.


PRICE WATERHOUSE LLP

Rochester, New York
July 28, 1997

                                     SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Travel Ports of America, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRAVEL PORTS OF AMERICA, INC.

                                             By: /s/ John M. Holahan
July 28, 1997                                     John M. Holahan, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

        Signature                  Title                            Date

/s/ E. Philip Saunders        Chairman of the Board and
E. Philip Saunders		Chief Executive Officer		July 28, 1997


/s/ John M. Holahan             President and Chief             July 28, 1997
John M. Holahan                 Operating Officer


/s/ William Burslem III         Vice President, Secretary and
William Burslem III             and Chief Financial Officer     July 28, 1997


/s/ William A. DeNight          Director                        July 28, 1997
William A. DeNight


/s/ W. Patrick Marchbanks       Director                        July 28, 1997
W. Patrick Marchbanks


/s/ Dante Gullace               Director                        July 28, 1997
Dante Gullace


/s/ John F. Kendall             Director                        July 28, 1997
John F. Kendall


                           DISTILLATE SALES AGREEMENT

	In consideration of mutual promises and benefits arising and expected to arise hereunder, Seller and Buyer agree with the intent to bound legally to the following terms and conditions.

	1.	Definitions:	As used herein.
		1.1	"Seller" means Griffith Oil Co., Inc., 760 Brooks
Avenue, Rochester, New York 14619
		1.2	"Buyer" means Travel Ports of America, Inc., 3495
Winton Place, Bldg. C, Rochester, new York 14623
		1.3	"Product" or "Products" mean the grade of Distillate
Oil as specified in Attachment A.
		1.4	"Quantity" or "Quantities" mean the amount or volume
stated in US gallons of Product to be taken during each month of this Agreement as specified in Attachment A.
		1.5	"Terminal" or "Terminals" mean the delivery points
specified in Attachment A.
		1.6	"Term of Agreement" means a period of ten (10)
years, commencing January 1, 1996 and ending December 31, 2005.

	2.	Sale/Purchase:	Seller shall sell and Buyer shall purchase
and take the Products in the Quantities at the Terminals and at the prices specified herein.

	3.	Product & Quantity.
	3.1	Notwithstanding the foregoing, if any Product would be
required to be mandatorily allocated by Seller, pursuant to any federal or state law, statute or regulation of any governmental agency, now or hereafter in effect, Buyer shall be entitled to purchase and receive the amount of such Product, if any, which Seller would be required to sell and supply to Buyer under those laws, statues, or regulations.

	4.	Quantity.
		4.1	Products shall conform with the Seller's
specifications for those Products sold to this class of customer in effect for the type and method of delivery at the time and place of delivery.
		4.2	At Buyer's sole expense, Buyer may have its
representatives witness the loading of the Product into its delivery means and may take samples of the Products at the time of delivery.
		4.3 If Seller experiences a reduction or unavailability of any grade or type of Products for any reason not limited to causes beyond Seller's control, Seller may, but is not obliged to, designate a temporary alternate source of supply and/or offer Buyer temporary substitute Products. Seller also may reduce the quantity to be delivered to Buyer to the extent necessary for Seller to allocate equitably its available Products to Seller's customers (including Buyer) and to locations owned by Seller, directly or indirectly affected by such reduction or unavailability. No notice is necessary to invoke this Paragraph. Notwithstanding the foregoing, if such reduction or unavailability of Products continues for thirty (30) consecutive days, Buyer shall have the right to terminate this Agreement at any time thereafter (and prior to prior to restoration of Product supply by Seller) by written notice to Seller.

	5.	Price.
		5.1	The price or prices of the Products shall be as
specified in Attachment A.

	6.	Place of Delivery.
		6.1	All deliveries shall be made to Buyer at the
Terminals.
		6.2	Unless otherwise agreed, transportation shall be
arranged by Seller to such Terminals, and no change in the destination of any shipment shall be made without the consent of Seller.
		6.3	For any delivery means arranged by Buyer, such
delivery means to receive the Products, shall arrive at the Terminal clean and fit for the transportation of the Product, shall arrive when scheduled, and promptly shall be removed from the Terminal upon the completion of receipt.

	7.	Terms of Payment.
		7.1	Buyer shall pay to Seller cash upon delivery of the
Products or shall comply with any credit arrangements which Buyer may have made with Seller.
		7.2	Seller's invoices, delivery tickets and other
pertinent documents as to the supply of such Products shall be presumptive evidence of the quantities, deliveries, and prices of said Product.
		7.3 	The conditions of Buyer's account and Buyer's
financial responsibilities to Seller shall be and remain in substantial compliance with any written terms of payment established for Buyer at all times, otherwise Seller may revise said terms or may suspend deliveries of the Product to Buyer, without any liability to Buyer and without releasing Buyer from its obligations hereunder.
		7.4	The right to change terms of payments and to suspend
sales of the Product to Buyer shall be in addition to, and not in substitution for other rights and remedies available to Seller by operation of law and other provisions of this Agreement.
		7.5	Buyer grants Seller the right to set off and to
apply any money or accounts payable owned by Seller to Buyer or any collateral of every description held by Seller to secure any indebtedness or obligation owed by Buyer to Seller against any unpaid money or accounts receivable owed to Seller by Buyer.

	8.	Warranties and Limitations of Liability.
		8.1	Seller warrants that the Products sold to Buyer
under this Agreement shall meet the Seller's specifications for the Product at the time and place of delivery. This warranty is in lieu of all other warranties, expressed or implied, including, but not limited to, fitness for a particular purpose and merchantability.
		8.2	The Correction of the Nonconformity. The refund of
the purchase price or the replacement of the Product at Seller's option, shall constitute fulfillment of all liabilities of Seller whether the liabilities are based upon contract, negligence or otherwise. Seller shall not be liable for special consequential or incidental damages.
		8.3	No claims or allowances shall be made or allowed on
any delivery after the delivery of the Product.

	9.	Impracticability of Performance.	In the event of any
curtailment, shortage, or cessation in Seller's existing or contemplated availability of such Products to be sold hereunder, or in the raw materials used to manufacture such Products, irrespective of the cause or foreseeability of such curtailment, shortage, or cessation and in event of Seller's inability to comply with any or all of its obligations to Buyer and other to whom it would be bound under then existing contracts or with whom it would have historical relationships, Seller, at its discretion, but in a fair and commercially reasonable manner may withhold, suspend, or reduce sales and deliveries or may relocate sales and deliveries to Buyer and others and shall not be required to make good any shortages resulting therefrom. Seller shall not be obligated to purchase products in the open or spot market to supplement Seller's existing or contemplated availability of such Products in order to invoke this Section.

	10.	Force Majeure
		10.1	Seller and Buyer each shall exert diligence in
performing under this Agreement but neither shall be liable in any manner whatsoever when in the following examples of "force majeure" situations its performance would be delayed or prevented by fire, explosion, storm, flood, electrical blackout, extreme heat or cold, war, rebellion, insurrection, riot, strike, breakage or accident to machinery, differences with workmen, failure of carriers to transport or to furnish facilities for transportation or perils of navigation, or such delay or failure in performance when its supplies or facilities of production, manufacture, transportation or distribution, which otherwise would be available, would be impaired through compliance with the order of any government or acting authority, or when such delay or failure would be due to any cause whatsoever reasonably beyond its control, whether similar or dissimilar from the causes herein enumerated.
		10.2	Seller shall not be liable hereunder if a force
majeure situation would exist, which makes unavailable part, but not all of its production, manufacturing, transportation or distribution facilities, and Seller, in its commercially reasonable judgment and in order to meet more essential operational needs, applies to its available facilities to produce, manufacture, transport or distribute products other than distillates.
		10.3	In the event of a force majeure situation,
deliveries or receipts which would have been suspended shall not be required to be made up on the resumption of performance, but the total quantity required under this Agreement shall be reduced by the amount not delivered or not received during such suspension, computed on the basis of the average monthly quantity hereunder. Such suspensions shall be made proportionally among all of the Seller's customers of the Product.
		10.4	The party affected by force majeure shall give
notice to the other party as promptly as practicable of the nature and probable duration of such force majeure.

	11.	Risk of Loss.	At the Terminal, title and risk of loss,
damage, destruction, or deterioration to any Products shall pass to Buyer at the outlet flange of Seller's delivery equipment.

	12.	Indemnification.	Buyer shall protect, indemnify, save
harmless, and, at Seller's option, defend Seller and its parent subsidiaries, affiliates and employees from any and all claims, demands, expenses (including reasonable attorney's fees), costs, losses, damages, fines, and causes of action which may be made sustained, incurred or initiated by any person or persons, including Buyer and its employees and agents and any governmental entities, arising from, caused by, or resulting in any way from the resale, use, handling, or storage of the Products by Buyer or the operation and conduct of Buyer's business, except to the extent these claims, demands, expenses, costs, losses, damages, fines, and causes of action arise from, are caused by, or result from the sole negligence of Seller and its subsidiaries and employees.

	13.	Fees; Taxes.	Buyer shall be liable for and shall pay all
license and permit fees, taxes, and charges whatsoever in accordance will all federal, state, or municipal laws, ordinances or regulations now or hereafter in effect incident to purchase, resale, use, or storage of Product purchased by Buyer and to the conduct and operation of Buyer's business. In the event any such license and permit fees, taxes, and charges shall be levied or shall be charged by governmental authorities against Seller, Buyer shall promptly reimburse Seller therefor.

	14.	Trade Names and Trademarks.	For the purpose of inducing
the resale of the Products, Buyer, directly or indirectly, neither shall use or employ trade names, trademarks or other symbols or identifications owned by or associated with Seller concerning the Product nor shall represent that the Product originated from Seller.

	15. Compliance with Laws. Buyer shall observe all applicable laws, regulations and orders and shall indemnify Seller for any fine, penalty or liabilities, and for any cost related thereto, including, without limitation, court costs and attorneys' fees arising out of any failure by Buyer to observe any law, regulation or order.

	16.  Storage Tanks, Pipes and Dispensers.
	a.	Buyer acknowledges that spills, overfills, release or escape of any Products from storage tanks, pipes or dispensers can constitute a serious environmental and safety hazard. Buyer shall observe all laws and regulations pertaining to handling, storage and distribution of Products and to the release or escape thereof. Without limiting the generality of the preceding sentence, Buyer shall observe the laws and regulations pertaining to inventory control, leak testing and detection, to construction, installation, operation, maintenance, repair, replacement and closure of tanks, pipes and dispensers, to actions correcting and remediating the escape of Products, and to financial responsibility.
	b.	Except to the extent caused by transportation and delivery
of Products by Seller to Buyer, Buyer shall defend, indemnify and save Seller harmless from and against any and all taxes, fees fines, penalties, liabilities, claims, judgments, costs and expenses (including, without limitation, court costs and attorney's fee(s) for any escape of Products purchased by Buyer, unless such escapes is proximately caused in part by the negligence of Seller.

	c. Seller shall observe all laws and regulations pertaining to transportation and delivery of Products to Buyer.

17.	Default; Termination; Remedies.
	17.1	If, during the term of the Agreement or any extensions
thereof, one or more of the following events would occur, Seller or Buyer shall be deemed for all purposes to be in default hereof, and the other party thereupon shall have good cause to cancel this Agreement and shall be afforded the remedies provided under the Uniform Commercial Code:

	A.	Buyer shall fail to promptly pay Seller in accordance with
the specified terms of payment for such Product purchased by Buyer;

	B.	Seller or Buyer (a) shall become insolvent (which term is
defined for purposes hereof as failure to meet its obligations as the same fall due); (b) shall file an answer admitting any material allegations of any insolvency petition filed pursuant to any federal or state insolvency act; (c) shall make an assignment for the benefit of creditors; (d) shall apply for, consent to, or suffer the appointment of a receiver or trustee for any part of its property or assets; or (e) shall fail to satisfy or to appeal from any material judgment or attachment within thirty (30) days from the date of entry;

	C.	Seller or Buyer shall fail to provide adequate assurance of
performance of this Agreement within thirty (30) days after receipt of the written notification of Seller's or Buyer's reasonable grounds for insecurity of such performance.

	17.2	If, during the term of the Agreement or any extensions
thereof, one or more of the following events would occur and if the defaulting party would not have cured the default within ten (10) days from the date of notice of default from the other party, Seller or Buyer shall be deemed for all purposes to be in default hereof, and the other party thereupon shall have good cause to cancel this Agreement and shall be afforded the remedies provided under the Uniform Commercial Code:

	A.	(If applicable) Seller shall fail to supply the Quantity or
Buyer shall fail to purchase and take the Quantity;

	B.	Seller or Buyer shall violate or otherwise shall fail to
comply substantially with any requirement imposed upon or promise made by it in this Agreement, irrespective of the fact that such failure to comply or violation is not herein above specified as an event of default.

	17.3 Notwithstanding anything to the contrary herein, Travel Ports may cancel this agreement upon not less than one (1) year's prior written notice in the event all of the assets or a majority of Buyer's stock is sold to a third party in a single transaction.

	18.	Notices.
	18.1	 All notices shall be considered as properly given if in
writing and sent by registered or certified United States Mail or filed with the telegraph company, and in either instance, addressed to the party for whom it was intended at the following respective address:

		To Seller:		Griffith Oil Co., Inc.
					760 Brooks Avenue
					Rochester New York 14619

		To Buyer:		Travel Ports of America, Inc.
					3495 Winton Place, Bldg. C
					Rochester, New York 14623

The date of service of the notice, when served by the mail, shall be the date which said notice is deposited in the United States Mail, properly addressed with postage prepaid and duly registered or certified with return receipt requested or when served by telegraph shall be the date on which said notice is filed with the telegraph company.
	18.2	At any time on similar notice to the other, either party may change the address to which notice may be sent.

	19.	Assignment.  This Agreement is not assignable or transferable by either party except to the successor-in-interest to all or nearly all of the assets of that party.

	20.	Miscellaneous Provisions.
	20.1	  This Agreement is deemed a New York contract and shall be
construed, governed by, and administered in accordance with the laws of the State of New York.
	20.2	  All provisions, covenants, and agreements on this Agreement contained by or on the behalf of any of the parties hereto shall bind and shall inure to the benefit of the respective successors-in-interest and assigns of the parties hereto whether so expressed or not.
	20.3	 This Agreement represents the entire understanding of the
parties, and there are not any other terms, conditions, representations, or warranties, expressed or implied, written or oral, except as set forth herein. No amendments, modifications, or additions hereto will be binding unless they would be executed in writing by all of the parties.
	20.4 If any portion of this Agreement should be adjudged illegal or unenforceable, the remainder of this agreement shall continue to be enforceable if commercially reasonable.
	20.5	 The captions used in this Agreement are for references
purposes only and shall not effect the interpretation or meaning of this Agreement.
	20.6	 This Agreement may be executed simultaneously in one or
more counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.
	20.7	If either party shall waiver any power, right or remedy
arising hereunder or under any applicable law, such waiver shall not be deemed to be a waiver upon the later occurrence or reoccurrence of any said events. No reasonable delay by either party in the exercise of any power, right, or remedy shall constitute under any circumstances, a waiver of that party's power, rights, or remedies.
	20.8	This Agreement supersedes and replaces all prior contracts,
arrangements and understanding between the parties concerning the Products.
	20.9 This is a sales contract. Neither Buyer or Buyer's employees are joint venturers, partners, agents or employees of Seller. neither Seller or Buyer is authorized to represent, obligate or bind the other. Nothing in this contract shall be construed as giving Seller any right to exercise any control over Buyer's operations or over the manner and methods by which Buyer conducts its operations.
	20.10 In respect of any dispute concerning this contract, performance hereunder or breach hereof, the parties hereto irrevocably submit to the non-exclusive jurisdiction of the District Court of Monroe County, New York.

	Executed by their duly authorized representatives and witnessed on
this         day of August, 1996.

						TRAVEL PORTS OF AMERICA, INC.,
                                                BUYER


						John M. Holahan, President

						GRIFFITH OIL CO., INC.,	SELLER.

						Boyd E. Foster, President

	ATTACHMENT A

	I.  PRODUCTS.  Low sulphur diesel fuel for highway use.

	II. QUANTITIES: Buyer shall purchase all of its requirements for its truckstop and travel plaza facilities at (1) Dansville, New York, (2) Binghamton, New York, and (3) Belmont, New York.

	III.  PRICES:

Destination				Price

Dansville, New York			Cost (low available rack at Big Flats,
                                        WITCO, Warren, Pa., Binghamton or
                                        Rochester racks), less cash discount
                                        to Seller, if any, plus $.01/gallon
                                        and applicable freight from source
                                        of product.

Belmont, New York			Same as above.

Binghamton, New York                    Same as above.


Freight shall be charged at the rate of $1.50/mile or minimum rate of $.012/gallon, based on 7,800 gallon minimum loads, to be increased annually according to CPI Index, not to exceed four percent (4%) annually. Rate in Pennsylvania will be based upon 7,200 gallon loads.

Index General Purpose Additive (or equivalent substitute) to be provided upon request at cost.

	IV. PAYMENT TERMS: Net 10 days. A service charge of 1% shall be assessed on payments not received on or before 12 days from date of invoice and every thirty days thereafter. Travel Ports to cooperate in setting up EFT.