Form 10-Q
period 1997-07-31
TRAVEL PORTS OF AMERICA INC
filed 1997-09-12
CIK 798935

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1997




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
                                                       [ X ] Yes       [  ] No





	Class			    Outstanding at July 31, 1997
Common Stock, Par Value
 $.01 Per Share                              5,582,765


                            TRAVEL PORTS OF AMERICA, INC.

                                      INDEX

                                                                         Page
PART I  Financial Information

        Balance Sheets, July 31, 1997 (unaudited) and
                April 30, 1997......................................       3

	Statements of Income (unaudited), quarter ended
                July 31, 1997 and 1996..............................       4

	Statements of Cash Flows (unaudited), quarter ended
                ended July 31, 1997 and 1996........................       5

        Notes to Financial Information..............................       6

	Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................       7


PART II	Other Information

        Index to Exhibits and Legal Proceedings.....................       8

        Signatures..................................................      12


                          TRAVEL PORTS OF AMERICA, INC.
                                 BALANCE SHEET


                                            (UNAUDITED)
                                              7/31/97             4/30/97
	ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                    $  3,961,286        $  3,134,871
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $233,000 AT
    JULY 1997 AND $156,000 AT APRIL 1997     4,703,756           4,357,665
  NOTES RECEIVABLE                              21,322              20,725
  INVENTORIES                                5,754,508           5,763,023
  PREPAID AND OTHER CURRENT ASSETS           1,179,705           1,231,509
  INCOME TAXES RECEIVABLE                                          491,941
  DEFERRED TAXES - CURRENT                     791,100             791,100
      TOTAL CURRENT ASSETS                  16,411,677          15,790,834
NOTES RECEIVABLE, DUE AFTER ONE YEAR           798,437             738,997
PROPERTY, PLANT AND EQUIPMENT, NET          42,574,532          41,686,254
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                1,888,258           1,904,306
OTHER ASSETS, NET                            2,226,452           2,315,603
                                           $63,899,356         $62,435,994

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT        $ 3,248,870         $ 3,207,254
  ACCOUNTS PAYABLE                           7,353,681           5,350,448
  ACCOUNTS PAYABLE - AFFILIATE                 960,058           1,179,927
  INCOME TAXES PAYABLE                         433,342
  ACCRUED COMPENSATION                       1,070,704           1,714,677
  ACCRUED SALES AND FUEL TAX                 2,051,091           1,925,570
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                      1,002,657           1,158,607
      TOTAL CURRENT LIABILITIES             16,120,403          14,536,483
LONG TERM DEBT                              24,493,786          25,526,937
CONVERTIBLE SUBORDINATED DEBENTURES          4,650,000           4,650,000
DEFERRED INCOME TAXES                        1,905,600           1,905,600
        TOTAL LIABILITIES                   47,169,789          46,619,020
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JULY 31,
    1997 - 5,582,765 AND
    APRIL 30, 1997 - 5,574,965                  55,828              55,749
  ADDITIONAL PAID-IN CAPITAL                 4,660,687           4,649,414
  RETAINED EARNINGS                         12,013,052          11,111,811
    TOTAL SHAREHOLDERS' EQUITY              16,729,567          15,816,974
                                           $63,899,356         $62,435,994




                            TRAVEL PORTS OF AMERICA, INC.
                                STATEMENT OF INCOME
                                     (UNAUDITED)


                                                   QUARTER ENDED
                                                      JULY 31
                                           1997                   1996

NET SALES AND OPERATING REVENUE		$56,397,785		$46,488,936

COST OF GOODS SOLD                       43,036,822              34,840,378

GROSS PROFIT                             13,360,963              11,648,558

OPERATING EXPENSE                         9,762,266               8,740,139

GENERAL AND ADMINISTRATIVE EXPENSE        1,309,305               1,150,698

INTEREST EXPENSE                            809,722                 614,004

OTHER INCOME, NET                           (58,271)                (54,384)
                                         11,823,022              10,450,457

INCOME BEFORE TAXES                       1,537,941               1,198,101

PROVISION FOR TAXES ON INCOME               636,700                 507,700

NET INCOME                            $     901,241           $     690,401


PER SHARE DATA:

NET INCOME PER SHARE - PRIMARY                $0.16                   $0.12

NET INCOME PER SHARE - FULLY DILUTED          $0.13                   $0.10

WEIGHTED AVERAGE SHARES
        OUTSTANDING - PRIMARY             5,718,913               5,743,084

WEIGHTED AVERAGE SHARES
        OUTSTANDING - FULLY DILUTED       7,460,024               7,423,202



                           TRAVEL PORTS OF AMERICA, INC.
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                  THREE MONTHS ENDED JULY 31
                                                1997                   1996
OPERATING ACTIVITIES:
  NET INCOME                              $   901,241             $   690,401
  DEPRECIATION AND AMORTIZATION               861,055                 746,719
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                      (411,091)                 87,170
    INVENTORIES                                 8,515                (447,354)
    PREPAID AND OTHER CURRENT ASSETS           51,804                (302,303)
    ACCOUNTS PAYABLE                        1,783,364               2,024,140
    ACCRUED COMPENSATION                     (643,973)                (22,328)
    ACCRUED SALES AND FUEL TAX                125,521                 755,439
    ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                      (155,950)               (255,755)
  INCOME TAXES PAYABLE/PAYABLE                925,283                 315,092
  OTHER NON-CURRENT ASSETS                     47,578                  34,598
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                              3,493,347               3,619,819

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                                (1,704,649)             (3,735,359)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                        12,937
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE     4,963                   9,854
    NET CASH USED IN INVESTING ACTIVITIES  (1,686,749)             (3,725,505)

FINANCING ACTIVITIES:
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT       (991,535)               (599,372)
  PROCEEDS FROM LONG-TERM BORROWING                                   960,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS      11,352                  23,270
  NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                   (980,183)                383,898

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                   826,415                 278,212
CASH AND EQUIVALENTS - BEGINNING OF PERIOD  3,134,871               1,667,062
CASH AND EQUIVALENTS - END OF PERIOD       $3,961,286              $1,945,274


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
        INTEREST PAID                     $   941,230             $   676,218
        INCOME TAXES PAID                 $       -0-             $    62,011



                              TRAVEL PORTS OF AMERICA, INC.
                             NOTES TO FINANCIAL INFORMATION
                                     JULY 31, 1997

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1997, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1997 and the results of operations for the three months ended July 31, 1997 and 1996. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES
Major classifications of inventories are as follows:
                                       July 31, 1997           April 30, 1997
 At first-in, first-out (FIFO) cost:
           Petroleum Products           $1,226,420               $1,047,017
           Store Merchandise             2,485,008                2,328,955
           Parts for repairs and tires   1,794,626                1,803,705
           Other                           248,454                  583,346
                                        $5,754,508               $5,763,023

NOTE 3 EARNINGS PER SHARE
Primary earnings per share is computed by dividing net income by the weighted average number of common, and when applicable, common equivalent shares outstanding during the period. Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures.

NOTE 4 FINANCING AGREEMENTS
The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 29, 1998. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of July 31, 1997, the Company has utilized $200,000 of it available line of credit as collateral for various line of credit. In addition the Company has $3,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at 1/2%. No advances have been made against the capital line of credit.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

First Quarter ended July 31, 1997 and 1996

Sales from operations were $56,398,000 for the first quarter of fiscal 1998, an increase of $9,909,000, or 21%, from the first quarter of last year. Sales in all categories on a same unit basis increased $4,955,000 or 11%. The Harborcreek facility opened in June 1996, which accounts for the balance of the differences from last year.

Gross profit for the first quarter was $13,361,000, which was an increase of $1,712,000, or 15%, from the prior year. Same unit gross profit was up $663,000 or 6%. This increase was reflected in all sales categories except gasoline, where lower margins per gallon had an unfavorable impact.

Operating expenses of $9,762,000 for the first quarter were $1,022,000, 12% more than last year. Of this increase, $474,000 related to the change in number of locations. The same unit operating expenses increased $548,000, or 6%.

General and administrative expenses for the quarter of $1,309,000 increased $159,000 or 14% from last year. The increase relates to compensation as a result of increased staff and accrued bonuses on greater net income. Professional services increased over last year as a result of several projects, including preparing the Company's computer systems for the year 2000.

Interest expense increased from last year by $196,000 as a result of increased levels of debt and a higher prime rate.

Net income for the quarter was $901,000, an increase of $211,000 or 31% over last year for the reasons discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $826,000 to $3,961,000 during the three months ended July 31, 1997. Cash from operations was $3,493,000 for the quarter compared to $3,620,000 in the prior year.

Investing activities resulted in a net use of $1,687,000. Capital expenditures during the first three months of fiscal 1998 were $1,705,000, $2,031,000 lower than last year when the Harborcreek travel plaza was under construction.

Financing activities for the first three months of fiscal 1998 used $980,000 due to principal payments on long-term debt.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 29, 1998. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of July 31, 1997, the Company has utilized $200,000 of it available line of credit as collateral for various line of credit. In addition the Company has $3,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at 1/2%. No advances have been made against the capital line of credit.

Authorized, but unissued stock is available for financing needs; however, there are no current plans to use this source.

                            TRAVEL PORTS OF AMERICA, INC.
                            PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

	The Company is not presently a party to any litigation (i) that is not covered by insurance or (ii) which singly or in the aggregate would have a material adverse effect on the Company's financial condition and results of operations, and management has no knowledge that any such litigation has been threatened.

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


	(11)	Statement re: computation of earnings per share

                Computation of earnings per share is set forth in Exhibit
                (11) on page 11 of this report.

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

			Exhibit (27) on page 13 of this report.

	(99)	Additional exhibits

			None

   (b)  REPORT ON FORM 8-K

			None
EXHIBIT (11)

                      COMPUTATION OF PRIMARY EARNINGS PER SHARE
                          FOR THE QUARTER ENDED JULY 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

		Total Options       Average           Average
Qtr. Ended      Below Market     Option Price       Market Price      Shares
7/31/97           727,916           $2.30              $2.83         136,148
Average number of shares outstanding				   5,582,765
                                                                   5,718,913

Net income per common and common equivalent share                       $.16


                  COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                       FOR THE QUARTER ENDED JULY 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options       Average        Period End
Qtr. Ended      Below Market      Option Price     Market Price       Shares
7/31/97           833,916            $2.34            $3.25           234,149

Additional shares due to assumed exercise of convertible debentures 1,643,110

Average number of shares outstanding                                5,582,765
                                                                    7,460,024

Net income for quarter ended 7/31/97                                 $901,241
Interest on convertible debentures                                     59,288
                                                                     $960,529

Net income per common and common equivalent share - fully diluted        $.13




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						TRAVEL PORTS OF AMERICA, INC.




Date: September 12, 1997		s/ John M. Holahan
					John M. Holahan, President




Date: September 12, 1997		s/ William Burslem III
					William Burslem III
                                        Vice President