Form 10-Q
period 1997-10-31
TRAVEL PORTS OF AMERICA INC
filed 1997-12-12
CIK 798935

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 1997


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
                                                      [ X ] Yes       [  ] No





	Class			    Outstanding at October 31, 1997
Common Stock, Par Value
 $.01 Per Share				5,612,595



                       TRAVEL PORTS OF AMERICA, INC.

                                   INDEX

                                                                          Page
PART I	Financial Information

	Balance Sheets, October 31, 1997 (unaudited) and
                April 30, 1997.................................             3

	Statement of Income (unaudited), quarter and six months ended
                October 31, 1997 and 1996......................             4

	Statement of Cash Flows (unaudited), six months
                ended October 31, 1997 and 1996................             5

        Notes to Financial Information.........................             6

	Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................             7


PART II	Other Information

        Index to Exhibits and Legal Proceedings................            10

        Signatures.............................................            15




                        TRAVEL PORTS OF AMERICA, INC.
                                BALANCE SHEET


                                              (UNAUDITED)
                                               10/31/97               4/30/97

	ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                        $  2,990,105        $  3,134,871
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $206,000 AT
    OCTOBER 1997 AND $156,000 AT APRIL 1997      4,805,384           4,357,665
  NOTES RECEIVABLE                                 177,827              20,725
  INVENTORIES                                    6,415,749           5,763,023
  PREPAID AND OTHER CURRENT ASSETS                 992,071           1,231,509
  INCOME TAXES RECEIVABLE                                              491,941
  DEFERRED TAXES - CURRENT                         791,100             791,100
      TOTAL CURRENT ASSETS                      16,172,236          15,790,834
NOTES RECEIVABLE, DUE AFTER ONE YEAR               590,377             738,997
PROPERTY, PLANT AND EQUIPMENT, NET              43,765,744          41,686,254
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                    1,872,211           1,904,306
OTHER ASSETS, NET                                2,154,243           2,315,603
                                               $64,554,811         $62,435,994

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
CURRENT PORTION OF LONG-TERM DEBT             $  3,280,957        $  3,207,254
  ACCOUNTS PAYABLE                               7,258,798           5,350,448
  ACCOUNTS PAYABLE - AFFILIATE                     929,039           1,179,927
  INCOME TAXES PAYABLE                             534,147
  ACCRUED COMPENSATION                           1,610,998           1,714,677
  ACCRUED SALES AND FUEL TAX                     2,159,960           1,925,570
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                          1,052,872           1,158,607
      TOTAL CURRENT LIABILITIES                 16,826,771          14,536,483
LONG TERM DEBT                                  23,661,262          25,526,937
CONVERTIBLE SUBORDINATED DEBENTURES              4,650,000           4,650,000
DEFERRED INCOME TAXES                            1,905,600           1,905,600
        TOTAL LIABILITIES                       47,043,633          46,619,020
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES, ISSUED
    AND OUTSTANDING AT OCTOBER 1997 -
    5,612,595 AND APRIL 1997 - 5,574,965            56,126              55,749
  ADDITIONAL PAID-IN CAPITAL                     4,709,230           4,649,414
  RETAINED EARNINGS                             12,745,822          11,111,811
    TOTAL SHAREHOLDERS' EQUITY                  17,511,178          15,816,974
                                               $64,554,811         $62,435,994

                       TRAVEL PORTS OF AMERICA, INC.
                           STATEMENT OF INCOME
                               (UNAUDITED)


                               QUARTER ENDED             SIX MONTHS ENDED
                                 OCTOBER 31                  OCTOBER 31
                              1997       1996           1997         1996

NET SALES AND OPERATING
REVENUE                  $54,732,274  $52,698,998   $111,130,059  $99,187,934

COST OF GOODS SOLD        42,246,294   40,627,845     85,283,116   75,468,223

GROSS PROFIT              12,485,980   12,071,153     25,846,943   23,719,711

OPERATING EXPENSE          9,330,000    9,381,477     19,092,266   18,121,616

GENERAL AND
ADMINISTRATIVE EXPENSE     1,250,790    1,104,156      2,560,095    2,254,854

INTEREST EXPENSE             790,885      772,950      1,600,607    1,386,954

OTHER INCOME, NET           (136,165)    (123,078)      (194,436)    (177,462)
                          11,235,510   11,135,505     23,058,532   21,585,962

INCOME BEFORE TAXES        1,250,470      935,648      2,788,411    2,133,749

PROVISION FOR TAXES
ON INCOME                    517,700      398,900      1,154,400      906,600

NET INCOME             $     732,770   $  536,748    $ 1,634,011  $ 1,227,149


PER SHARE DATA:

NET INCOME PER SHARE
- PRIMARY                      $0.12        $0.09          $0.28        $0.21

NET INCOME PER SHARE
- FULLY DILUTED                $0.10        $0.08          $0.23        $0.18

WEIGHTED AVERAGE SHARES
OUTSTANDING - PRIMARY      5,950,329    5,742,728      5,849,536    5,742,906

WEIGHTED AVERAGE SHARES
OUTSTANDING
- FULLY DILUTED            7,593,439    7,385,838      7,541,647    7,404,520





                        TRAVEL PORTS OF AMERICA, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                               SIX MONTHS ENDED OCTOBER 31
                                              1997                     1996
OPERATING ACTIVITIES:
  NET INCOME                               $1,634,011              $1,227,139
  DEPRECIATION AND AMORTIZATION             1,722,108               1,562,065
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                      (447,719)               (838,881)
    INVENTORIES                              (652,726)             (1,033,676)
    PREPAID AND OTHER CURRENT ASSETS          220,888                (181,077)
    ACCOUNTS PAYABLE                        1,657,462               2,216,414
    ACCRUED COMPENSATION                     (103,679)               (206,335)
    ACCRUED SALES AND FUEL TAX                234,390               1,148,944
    ACCRUED EXPENSES AND OTHER CURRENT
    LIABILITIES                              (105,735)               (142,475)
  CHANGES IN INCOME TAXES
    PAYABLE/RECEIVABLE                      1,026,088                  64,523
  CHANGES IN OTHER NON-CURRENT ASSETS          78,217                 (18,129)
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                              5,263,305               3,798,512

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT &
  EQUIPMENT                                (3,701,238)             (5,880,854)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                        14,879
  NET PROCEEDS RECEIVED ON NOTES
  RECEIVABLE                                   10,068                  19,963
    NET CASH USED IN INVESTING
    ACTIVITIES                             (3,676,291)             (5,860,891)

FINANCING ACTIVITIES:
  NET SHORT-TERM BORROWING                                          2,550,000
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT     (1,791,972)             (1,258,042)
  PROCEEDS FROM LONG-TERM BORROWING                                 1,289,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIO        60,192                  23,270
    NET CASH (USED) PROVIDED IN
      FINANCING ACTIVITIES                 (1,731,780)              2,604,228

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                                  (144,766)                541,849
CASH AND EQUIVALENTS - BEGINNING OF
PERIOD                                      3,134,871               1,667,062
CASH AND EQUIVALENTS - END OF PERIOD       $2,990,105              $2,208,911


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
        INTEREST PAID                      $1,710,405              $1,437,262
        INCOME TAXES PAID                 $   517,700             $   577,480


                       TRAVEL PORTS OF AMERICA, INC.
                      NOTES TO FINANCIAL INFORMATION
                             OCTOBER 31, 1997

NOTE 1 BASIS OF PRESENTATION
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1997, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1997 and for the three months and six months ended October 31, 1997 and 1996. The financial information is based in part on estimates and has not been audited by independent accountants.The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                                             October 31, 1997  April 30, 1997
    At first-in, first-out (FIFO) cost:
       Petroleum Products                  $1,665,310              $1,047,017
       Store Merchandise                    2,475,559               2,328,955
       Parts for repairs and tires          1,809,679               1,803,705
       Other                                  465,201                 583,346
                                           $6,415,749              $5,763,023

NOTE 3 EARNINGS PER SHARE

Primary earnings per share is computed by dividing net income by the weighted average number of common, and when applicable, common equivalent shares outstanding during the period. Fully diluted earnings per share include the dilutive impact of common equivalent shares and the convertible debentures.

Effective for the quarter ending Janaury 31, 1998, the Company will be required to adopt SFAS No. 128, "Earnigs Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Had earnings per share been determined consistent with SFAS No. 128, the Company's pro forma bsic and diluted earnings per share would not have been materially different from those presented as primary and fully diluted earnings per share.

NOTE 4 FINANCING AGREEMENTS

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 29, 1998. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of October 31, 1997, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. In addition the Company has $3,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2%. No advances have been made against the capital line of credit.

On October 27, 1997, the Company restated and amended its credit agreement with its primary lender. The revised agreement provides for a LIBOR Rate option in addition to a Prime Rate option on all of the variable rate debt except the Revolving Line. The ratio of Funded Debt to EBITDA allows for changes in the basis points charged by the primary lender. These changes were effective November 1, 1997.

On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007 and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P.

Note 5 SUBSIDIARY CORPORATIONS

On November 17, 1997, the Company formed two Delaware corporations, Travel Port Systems, Inc. and Travel Port Franchising, Inc., to facilitate the beginning of franchising Travel Port and Buckhorn Family Restaurant. The Company has recently commenced its franchising effort.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Second Quarter ended October 31, 1997 and 1996

Sales from operations were $54,732,274 for the second quarter of fiscal 1998, up $2,033,276, or 3.9%, from the second quarter of last year. Lower retail selling prices on diesel fuel resulted in reduced sales revenues of $2,330,000 in fiscal 1998. Diesel gallons increased 9.9%, as did restaurants by .9%, stores by 4.6% and shops by 9.3%.

Gross profit for the second quarter was $12,485,980, an increase of $414,827, or 3.4%, from the prior year. Diesel fuel gross profit increased due to a greater gallons sold and slightly improved margins. Restaurants, stores and shops also showed improvement over last year; however gasoline was impacted negatively by lower margins.

Operating expenses of $9,330,000 for the second quarter were relatively flat as compared to last year. General and administrative expenses for the quarter of $1,250,790 increased $146,634 or 13.3% from last year. The increase relates to increased compensation, advertising and professional services. The Company has expanded its advertising in truckers' magazines. Professional services increased due to an expanded investment relations program. Other income and interest expense were in line with last year.

Six months ended October 31, 1997 and 1996

Sales from operations were $111,130,059 for the first six months of fiscal 1998, up $11,942,125, or 12.0%, from the first six months of last year. As noted for the quarter, lower selling prices for diesel fuel had a negative impact on revenues in the amount of $2,780,000. Not withstanding this negative impact total diesel sales increased approximately $8,000,000 from last year due to increased gallons sold at previously existing locations and at Harborcrek which was not open for the full six months of last year. All other sales categories increased from last year.

Gross profit for the first six months was $25,846,943, an increase of $2,126,232, or 9.0%, from the prior year. As noted in the discussion of second quarter gross profit, all categories except gasoline improved over last year.

Operating expenses of $19,092,266 for the first six months were $970,650 or 5.4% more than last year. Approximately $474,000 resulted from Harborcreek being operated six more weeks this year versus last year, when it opened on June 15, 1996.

General and administrative expenses for the first six months of $2,560,095 increased $305,241 or 13.5% from last year. The increase relates primarily to increased compensation, advertising and professional services as noted for the quarter. Interest expense increased from last year by $213,653 as a result of increased level of debt and a higher prime rate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $144,766 to $2,990,105 during the first six months ended October 31, 1997. Overall operating activities for the six months ended October 31, 1997 provided $5,263,305 in cash compared to last year's $3,798,512. Accounts receivable increased $523,713 from greater sales activity. Inventories increased $652,726 to support the increased sales. Accounts payable increased $1,657,462 as a result of increased inventories and other expenditures on capital expenditures. Income taxes payable increased $1,026,088 as a result of the increased earnings for the first six months.

Investing activities resulted in a net use of $3,676,291. Capital expenditures during the first six months of the current fiscal year were $3,701,238. Renovation projects continued at several locations.

Financing activities for the first six months of the current fiscal year resulted in a net use of $1,731,780, primarily the result of principal payments on debt.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 29, 1998. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of October 31, 1997, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. In addition the Company has $3,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2%. No advances have been made against the capital line of credit.

On October 27, 1997, the Company restated and amended its credit agreement with its primary lender. The revised agreement provides for a LIBOR Rate option in addition to a Prime Rate option on all of the variable rate debt except the Revolving Line. The ratio of Funded Debt to EBITDA allows for changes in the basis points charged by the primary lender. These changes were effective November 1, 1997.

On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007 and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P.

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

			None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

			None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None

Item 5.  OTHER INFORMATION

        On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007 and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P.

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

                Exhibit 4-e, Form of Indenture as of December 4, 1997, between Travel Ports of America, Inc. and Cephas Capital Partners, L.P., with respect to $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, is set forth on page 68 of this report.

                Exhibit 4-f, Form of Warrant to purchase Common Stock as set forth on page 129 of this report.

        (10)    Material contracts

                Exhibit 10.20, Restated and Amended Credit Agreement dated October 27, 1997, executed and delivered to Fleet Bank is set forth on page 17 of this report.

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

			Exhibit (27) on page 16 of this report.

        (99) Additional exhibits

			None

   (b)  REPORT ON FORM 8-K

			None


                               EXHIBIT (11)

                  COMPUTATION OF PRIMARY EARNINGS PER SHARE
                   FOR THE QUARTER ENDED OCTOBER 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.

               Total Options
                and Warrants         Average           Average
Qtr. Ended      Below Market      Exercise Price     Market Price      Shares
 10/31/97         1,010,676           $2.60             $3.90         337,734

Average number of shares outstanding                                5,612,595
                                                                    5,950,329

Net income per common and common equivalent shares                       $.12


              COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                   FOR THE QUARTER ENDED OCTOBER 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options
		and Warrants        Average
Qtr. Ended      Below Market    Exercise Price      Market Price *     Shares
10/31/97          1,010,676          $2.60              $3.90         337,734

Additional shares due to assumed exercise of convertible debentures 1,643,110

Average number of shares outstanding                                5,612,595
                                                                    7,593,439

Net income for quarter ended 10/31/97                                $732,770
Interest on convertible debentures                                     59,288
                                                                     $792,058

Net income per common and common equivalent shares - fully diluted       $.10



              COMPUTATION OF PRIMARY EARNINGS PER SHARE
              FOR THE SIX MONTHS ENDED OCTOBER 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents.
 		Total Options
                and Warrants       Average          Average
Qtr. Ended	Below Market    Exercise Price    Market Price 	      Shares
 7/31/97           727,916          $2.30            $2.83            136,148
10/31/97          1,010,676         $2.60            $3.90            337,734
Total for Two Quarters                                                473,882

Average common stock equivalents outstanding during
six months ended October 31, 1997                                     236,941
Average number of shares outstanding                                5,612,595
                                                                    5,849,536
Net income per common and common equivalent shares                       $.28


           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
              FOR THE SIX MONTHS ENDED OCTOBER 31, 1997

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and the assumed conversion of the convertible debentures.

		Total Options
		and Warrants      Average
Qtr. Ended      Below Market    Exercise Price    Market Price *      Shares
 7/31/97           833,916           $2.34            $3.25           234,149
10/31/97         1,010,676           $2.60            $3.90           337,734
Total for Two Quarters                                                571,883
Average common stock equivalents outstanding during
   six months ended October 31, 1997                                  285,942
Additional shares due to assumed exercise of convertible
   debentures                                                       1,643,110
Average number of shares outstanding                                5,612,595
                                                                    7,541,647

Net income for six months ended 10/31/96                           $1,634,011
Interest on convertible debentures                                    118,576
                                                                   $1,752,587

Net income per common and common equivalent shares - fully diluted       $.23

* Amount reflects higher of average or period end market price.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRAVEL PORTS OF AMERICA, INC.




Date: December 12, 1997          s/ John M. Holahan
                                 John M. Holahan, President




Date: December 12, 1997          s/ William Burslem III
                                 William Burslem III
                                 Vice President


               RESTATED AND AMENDED CREDIT AGREEMENT
THIS RESTATED AND AMENDED CREDIT AGREEMENT is executed as of October 27, 1997 and is effective as of November 1, 1997 by and between FLEET BANK, a New York bank and trust company and successor by merger to Norstar Bank, N.A. and Fleet Bank of New York, with offices at One East Avenue, Rochester, New York 14638 (called the "Bank") and TRAVEL PORTS OF AMERICA, INC., formerly known as Roadway Motor Plazas, Inc., a New York corporation with offices now at 3495 Winton Place, Building C, Rochester, New York 14623 (the "Borrower").
WHEREAS, the Bank and the Borrower entered into a Credit Agreement dated June
 __, 1988, which Credit Agreement was amended and restated in a Restated and Amended Credit Agreement dated January 28, 1991, which Restated and Amended Credit Agreement was also been further amended, and which Credit Agreement was further amended and restated in a Restated and Amended Credit Agreement dated June 30, 1994, which Credit Agreement was further amended and restated in a Restated and Amended Credit Agreement dated September 29, 1994, and which Credit Agreement was further amended by Credit Agreement Amendment Number 1 dated September 7, 1995, and which Credit Agreement was further amended by Restated and Amended Credit Agreement dated December 21, 1995, which Credit Agreement was further amended by Restated and Amended Credit Agreement Amendment Number 1 dated as of January 31, 1997 (collectively, the "1988 Agreement"), and
WHEREAS, the parties desire to further amend the 1988 Agreement, and deem it in their respective best interest to restate and amend the 1988 Agreement in its entirety for ease of reference,
NOW THEREFORE, the Bank and the Borrower agree to amend and restate the 1988 Agreement in its entirety as follows, and further agree that (a) except as expressly changed herein this Agreement shall cover the same rights and obligations as are covered by the 1988 Agreement, (b) all references in mortgages, security agreements, notes, and other documents, instruments, and agreements related to this Agreement or to the 1988 Agreement which refer to the 1988 Agreement shall be deemed to refer to this Restated and Amended Credit Agreement as the same may be modified, extended, or replaced from time to time.
ARTICLE I - LOANS
A. Term Loans. The Bank shall consolidate existing loans to the Borrower in an aggregate amount of, and the Borrower shall borrow an aggregate amount of, $10,500,000 (the "Term Loan"). The Term Loan shall be evidenced by an amended, consolidated, and restated Term Loan Note in the new principal amount of $10,500,000, the form of which is attached hereto as Exhibit A (the "Term
Loan Note").
The amount outstanding on the date of closing under the Term Loan referenced in the 1988 Agreement shall remain outstanding as a part of the Term Loan hereunder and the terms thereof shall be modified to the terms of the Term Loan hereunder. The remaining principal portion of the Term Loan shall be available to the Borrower first to repay $1,500,000 in existing Bank line of credit obligations on the date of closing. The remaining proceeds shall be advanced into an escrow account to be held by the Bank for the benefit of the Borrower.
The Bank will invest the funds held in the escrow account in income producing accounts at the Bank or an Affiliate of the Bank mutually satisfactory to the Bank and the Borrower. Advances will be made from the escrow account as requested by Borrower for capital expenditures in Borrower's fiscal year 1995, improvements to Borrower's property commonly known as Exit 3 Truckstop in Greenland, New Hampshire, and infrastructure improvements to Borrower's property in Harborcreek, Erie, Pennsylvania. Advance requests must be accompanied by invoices for expenses incurred reasonably satisfactory to the Bank.
Outstanding principal balances under the Term Loan shall bear interest at ten and twelve/hundredths percent (10.12%) per annum, calculated based on actual
days elapsed in a year of 360 days.   For purposes of this Agreement, the
"Prime Rate" is the Bank's rate of interest stated by the Bank from time to time to be its prime rate (irrespective of any rate charged to any customer in any actual transaction).
The Borrower shall pay all interest accrued on the Term Loan on the first day of each month commencing on November 1, 1994 and continuing through March 1, 1995. On the first day of each month commencing on April 1, 1995, the Borrower shall make a combined principal and interest payment of $166,957.84. Payments shall be applied first to accrued interest and then to principal. In the event that any payment is insufficient to pay all accrued interest, all such accrued interest shall be immediately payable and the Bank reserves the right to adjust the monthly payment amount to an amount deemed reasonably sufficient to fully amortize the principal and interest of the Term Loan by the maturity date. All remaining principal and interest shall be due and payable in full on September 29, 2002.
The Borrower may prepay, in whole or in part, the Term Loan Note at any time. The prepayment shall be accompanied by a prepayment charge computed as follows:
The latest available yield preceding the date of prepayment, as available through active market trading or published in the Wall Street Journal, for United States Treasury Notes or Bills (with Bills on a discounted basis converted to a bond equivalent) with a maturity date closest to September 29, 2002 shall be subtracted from 7.62%. If the result is zero or a negative number, there shall be no prepayment charge. If the result is a positive number, then the resulting percentage shall (i) be multiplied by the principal amount prepaid, then (ii) divided by 360, then (iii) multiplied by the number of days remaining prior to September 29, 2002, and then (iv) reduced to a present value calculated using the above referenced Treasury Note or Bill yield. The resulting amount shall be the amount of the prepayment charge due to the Bank.
Principal prepayments shall be applied first to interest accrued on the amount prepaid, and then to principal in inverse order of maturity.
B.  Revolving Line of Credit.  The Bank hereby establishes a revolving line of credit (the "Revolving Line") in the maximum principal amount of Three Million Seven Hundred Fifty Thousand Dollars ($3,750,000). The Revolving
Line replaces and supersedes existing revolving lines established by the Bank for Borrower.
A Revolving Line Note (the "Revolving Line Note") in substantially the form of Exhibit B hereto will evidence the Revolving Line.
All outstanding principal amounts under the Revolving Line shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate.
The Borrower shall make a payment of all interest accrued under the Revolving Line Note on the first day of each month.
The Borrower shall make principal payments sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described below, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line.
The Revolving Line shall terminate on September 29, 1998 (or the date of an Event of Default if earlier) unless extended in writing in the sole discretion of and on such terms as are acceptable to the Bank, and no further advances shall be made thereafter.
The Borrower may borrow, repay, and reborrow under the Revolving Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of $3,750,000 or the sum then available according to the following formula (the "Borrowing Formula"): (a) eighty percent (80%) of all Borrower eligible accounts receivable as defined below ("Eligible Accounts") plus (b) forty-five percent (45%) of all Borrower eligible inventories as defined below ("Eligible Inventories").
Eligible accounts receivable are defined as: (i) all trade accounts receivable less than 90 days beyond date of invoice plus (ii) the less than
90 days beyond date of invoice portion of receivables from one customer of which at least 50% of the outstanding amount is less than 90 days beyond date of invoice, minus all (iii) marginal accounts receivable, contra accounts receivable, affiliate company accounts receivable, foreign accounts receivable, employee accounts receivable, bill and hold accounts receivable (i.e. accounts relating to goods not yet shipped but invoiced), uncollectible accounts receivable, accounts receivable arising from progressive billings (ie. accounts receivable from billings for work performed on a partially completed contract), accounts receivable arising from guaranteed sales with buy-back provisions (ie. accounts receivable arising from sales in which the Borrower is obligated to repurchase inventory or merchandise sold to customers), and accounts receivable of companies or businesses actually known to the Bank to be deteriorating. In the event that total accounts receivable from any payor represent more than 20% of the Borrower's total accounts receivable, the Bank reserves the right in its sole discretion to delete those accounts receivable in excess of 20% of total accounts from eligible accounts receivable unless the Borrower has provided to the Bank sufficient information regarding the obligor on the accounts for the Bank to make a determination as to the creditworthiness of that obligor.
Eligible inventories are defined as all inventories owned by the Borrower valued at cost minus all perishable or non-saleable inventories.
Eligible accounts receivable and eligible inventories must arise from the Borrower's ordinary course of business as it exists on the date hereof. The Bank reserves the right in its sole discretion to modify the borrowing formula or make changes in the definitions of eligible accounts or eligible inventories, or to delete certain accounts or inventories from the borrowing formula, all in the event of a material adverse change in the collateral or its collectibility.
The amount available under the Revolving Line shall be reduced by the aggregate amount of outstanding Letters of Credit issued by the Bank for the account of the Borrower. Letters of Credit will be issued at the request of the Borrower in the discretion of, and upon terms acceptable to, the Bank up to an aggregate maximum outstanding face amount at any one time of $500,000. The Borrower shall pay to the Bank a non-refundable commission of one and one-half percent (1.5%) per annum with respect to the face amount of each respective letter of credit on the date such letter of credit is issued. Letters of credit shall have maturity dates no longer than one year following the termination date of the Revolving Line described above.
Borrower agrees to allow the Bank complete access to all books and records of the Borrower upon reasonable request. Borrower agrees to submit information which the Bank may reasonably request from time to time in connection with the Revolving Line. The Borrower will provide to the Bank such borrowing reconciliation reports, agings, listings, and other reports and information as the Bank requests in connection with the Revolving Line including without limitation accounts agings and inventory reports as requested.
C.	Mortgage Loans.	The Borrower and the Bank hereby reaffirm the
Borrower's (and its predecessor's) existing mortgage secured obligations to the Bank (the "Mortgage Loans"), as follows:
1.	1980 Livingston County Industrial Development Agency Industrial
Development Revenue Bonds (Interstate Travel Plaza, Inc. Facility) in the original principal amount $950,000 secured by Mortgages on property in Livingston County (Dansville), New York,
2.	obligations covered by a Consolidation and Extension Agreement in the original aggregate principal amount of $350,000 dated October 23, 1987 and secured by a Mortgage on property in the Town of Amity (Belmont), New York,
3.	obligations covered by a Deed of Trust Note in the original principal amount of $2,000,000 dated July 5, 1988 and secured by a Deed of Trust on property in Buncombe County (Asheville), North Carolina,
4.	obligations covered by a Note in the original principal amount of
$4,400,000 dated January 5, 1989 and secured by a Mortgage on property in Porter County (Porter), Indiana,
5.	obligations covered by a Note in the original principal amount of
$500,000 dated January 5, 1989 secured by a Mortgage covering leasehold interests in Lake County (Lake Station), Indiana, and
6.	obligations covered by a Note in the original principal amount of
$5,500,000 dated January 4, 1990 secured by a Mortgage covering property in Franklin County (Greencastle), Pennsylvania.
The interest rate and payment terms related to the obligations described in
2, 3, 4, 5, and 6 above shall be amended as provided in Exhibits H, I, J, K, and L, respectively, attached to and made part of this Agreement. The remaining terms of the Mortgage Loans shall remain in full force and effect, but such loans also shall be covered by the terms of this Agreement.
D.	1992 Loan.	[Intentionally omitted: On April 30, 1992 the Bank
made an additional term loan to the Borrower in the aggregate principal amount of $1,966,685 (the "1992 Loan"). The 1992 Loan has been paid in full.]
E.	1994 Loan.	The Bank made, on or about June 30, 1994, an
additional term loan to the Borrower in the aggregate principal amount of $2,500,000 (the "1994 Loan"). The 1994 Loan shall be repaid according to the terms of the 1994 Loan Note, the form of which is attached hereto as Exhibit
C (the "1994 Loan Note"). The Borrower was required to use the proceeds of the 1994 Loan Note for the purchase of assets which constitute the Exit 3 Truckstop in Greenland, New Hampshire. The terms of the 1994 Loan shall remain in full force and effect, and also shall be covered by the terms of this Agreement.
F.	Assumption of Interstate Travellers Debt.  The Borrower has previously assumed and hereby reaffirms its assumption of all of the obligations of any kind or nature of Interstate Traveller Services, Inc. to the Bank, including without limitation obligations related to the Mortgage Loans and to the mortgages given to the Bank in 1988 covering properties located in Centre, Luzerne, Columbia, and Franklin Counties, Pennsylvania. The Borrower shall be deemed to be a party to, and shall be bound by all documents and agreements relating to obligations of Interstate Traveller Services, Inc. to the Bank in the same manner as if the Borrower had executed such documents and agreements in the first instance. The Borrower shall provide such further instruments and assurances regarding the aforesaid assumption as the Bank may reasonably request from time to time.
G.	Erie Term Loan.  The Bank has made a term loan (the "Erie Loan") in the original principal amount of Six Million Dollars ($6,000,000), the proceeds of which were used to fund capital expenditures and construction costs relating to construction of a truck stop/travel center located in Harborcreek (Erie), Pennsylvania.
An Erie Loan Note (the "Erie Loan Note") in substantially the form of Exhibit E hereto evidences the Erie Loan.
All outstanding principal amounts under the Erie Loan Note shall bear interest until paid in full, at nine and forty-four hundredths percent (9.44%) per annum. Interest shall be calculated based on actual days elapsed divided by a year of 360 days.
Payments of all accrued interest, plus payments of principal of $33,333 each, shall be due on the first day of every month. All remaining principal and interest under the Erie Loan Note shall be due and payable on the date ten
(10) years after the date of the Erie Loan Note.
In the event that the Borrower chooses to prepay, in whole or in part, the Erie Loan Note, the prepayment shall be accompanied by a premium as follows:
The latest available yield preceding the date of prepayment, as available through active market trading or published in the Wall Street Journal, for United States Treasury Notes or Bills (with Bills on a discounted basis converted to a bond equivalent) with a maturity date closest to the maturity date of the Erie Loan Note shall be subtracted from the cost of funds used in establishing the initial fixed rate. If the result is zero or a negative number, there shall be no prepayment charge. If the result is a positive number, then the resulting percentage shall (i) be multiplied by the principal amount prepaid, then (ii) divided by 360, then (iii) multiplied by the number of days remaining prior to the maturity date of the Erie Loan Note, and then
(iv) reduced to a present value calculated using the above referenced Treasury Note or Bill yield. The resulting amount shall be the amount of the prepayment charge due to the Bank.

Principal prepayments shall be applied first to principal in inverse order of maturity.
H. Capital Expenditure Line. The Bank hereby establishes a line of credit for the purpose of funding capital expenditures and construction costs not funded by other sources (the "Capital Line") in the maximum principal amount of Three Million Five Hundred Thousand Dollars ($3,500,000).
A Capital Line Note (the "Capital Line Note") in substantially the form of Exhibit F hereto will evidence the Capital Line.
Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under the Capital Line shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Rate Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the principal amount outstanding under the Capital Line Note (which must not be less than
$500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the
LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to the Capital Line Note.
The Borrower shall make a payment of all interest accrued under the Capital Line Note with respect to principal which bears interest based upon the Prime Rate on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected on the last day of each such respective LIBOR Interest Period.
The Borrower may prepay principal under the Capital Line at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest
Period must be accompanied by a payment of Break Costs.
All remaining principal and interest shall be due and payable in full on the date of expiration of the Capital Line, provided, however, if no Event of Default has occurred the outstanding principal under the Capital Line may be refinanced by the Capital Loan (described below in Article I. I.) at the option of the Borrower on the Termination Date of the Capital Line .
The Capital Line shall terminate on July 31, 1998 (or if earlier, the date of an Event of Default or the date of termination of the Revolving Line unless such Revolving Line has been extended), and no further advances shall be made thereafter.
The Borrower may borrow, repay, and reborrow under the Capital Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of (i) $3,500,000 or (ii) the capital expenditures of the Borrower during the period the Capital Line is available less $1,500,000 per Borrower's fiscal year.
Any advance made other than on the first day of a month shall bear interest based upon the Prime Rate as described above; provided, however, that the Borrower may elect a rate based upon the LIBOR Rate for such advance on the first day of the next succeeding month in the manner described above and subject to the restriction of six LIBOR Rate elections in any one year.
I. Capital Expenditure Loan. At the request of the Borrower and provided that no Event of Default or termination date of the Revolving Line has occurred, upon termination of the Capital Line the Bank will make a Capital Loan to the Borrower in the amount of the then outstanding principal balance of the Capital Line.
A Capital Loan Note (the "Capital Loan Note") in substantially the form of Exhibit G hereto will evidence the Capital Loan.
Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under the Capital Loan shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the principal amount outstanding under the Capital Loan Note (which must not be less than
$500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to the Capital Loan Note.
The Borrower shall make a payment of all interest accrued under the Capital Loan Note with respect to principal which bears interest based upon the Prime Rate on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected on the last day of each such respective LIBOR Interest Period.
In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively a principal payment equal to 1/14th of the original principal amount of the Capital Loan Note shall be due. All remaining principal and interest shall be due and payable in full on January 31, 2002. The Borrower may prepay principal under the Capital Loan Note at any time.
Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest
Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
On the date the Capital Loan is made, the Borrower shall pay a conversion fee to the Bank equal to one-fourth percent (.25%) of the original principal amount of the Capital Loan.
ARTICLE II
For purposes of this Agreement, the following terms shall have the following definitions:
"Applicable LIBOR Margin" shall mean the following amounts related to the following obligations determined according to the ratio of Funded Debt to EBITDA shown on the most recent quarterly or annual financial statement submitted by the Borrower to the Bank:
Funded Debt/EBITDA                Funded Debt/EBITDA
Obligation           greater than or equal 3.0     less than 3.0
Capital Line         187.5 basis points (1.875%)   162.5 basis points (1.625%)
Capital Loan         225 basis points (2.25%)      200 basis points (2.00%)
Mortgage Loans       225 basis points (2.25%)      200 basis points (2.00%)
If the most recent financial statement was not received by the Bank more than ten days prior to the date on which the Applicable LIBOR Margin is being determined, the ratio of Funded Debt to EBITDA shall be based upon the immediately prior quarterly or annual financial statement submitted by the Borrower.
"Applicable Prime Margin" shall mean the following amounts related to the following obligations determined according to the ratio of Funded Debt to EBITDA shown on the most recent quarterly or annual financial statement submitted by the Borrower to the Bank:
Funded Debt/EBITDA                 Funded Debt/EBITDA
Obligation          greater than or equal 3.0       less than 3.0
Revolving Line      0 basis points (0%)          minus 25 basis points (-.25%)
Capital Line        25 basis points (.25%)       0 basis points (0%)
Capital Loan        50 basis points (.50%)       25 basis points (.25%)
Mortgage Loans      50 basis points (.50%)       25 basis points (.25%)
If the most recent financial statement was not received by the Bank more than ten days prior to the date on which the Applicable Prime Margin is being determined, the ratio of Funded Debt to EBITDA shall be based upon the immediately prior quarterly or annual financial statement submitted by the Borrower.
"Break Costs" shall mean an amount equal to the amount (if any) required to compensate the Bank for any additional losses (including without limitation any loss, cost, or expense incurred by reason of the liquidation or reemployment of deposits or funds acquired by the Bank to fund or maintain the applicable obligation), costs, and expenses (including without limitation penalties) it may reasonably incur as a result of or in connection with a prepayment.
"EBITDA" shall mean net income before interest expense, taxes, depreciation, and amortization, calculated for the quarter ending on the measurement date plus the last three preceding quarters, as shown on the Borrower's quarterly and annual financial statements delivered to the Bank.
"Funded Debt" shall mean shall mean all indebtedness of the Borrower for borrowed money and the like including without limitation obligations to the Bank and other financial institutions and lenders, obligations related to subordinated debt, obligations related to capitalized leases, obligations related to letters of credit, and guarantees of all of such obligations. "Increased Cost" means any additional amounts sufficient to compensate the Bank for any increased costs of funding or maintaining the applicable obligations hereunder as a result of any law or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or the adoption after the date of this Agreement of any law or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank or the Bank's holding company, if any, with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, which has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of the transactions contemplated by this Note, to a level below that which the Bank or the Bank's holding company could have achieved but for such adoption, change or compliance (taking into consideration such Bank's policies on capital adequacy).
LIBOR" is the rate equal to the rate of interest per annum (rounded upward if necessary, to the nearest 1/32 of one percent) as determined on the basis of the offered rates for deposits in United States Dollars, for the respective one-month, two-month, or three-month period which appears on the Telerate Page 3750 as of 11:00 a.m., London time on the day that is two London Banking Days preceding the day of the applicable LIBOR Interest Period (the "Interest Setting Date"); provided, however, if the rate described above does not appear on the Telerate System on any applicable Interest Setting Date, the LIBOR rate shall be the rate (rounded upwards as described above, if necessary) for deposits in United States Dollars for the respective one-month, two-month, or three-month period on the Reuters Page "LIBO" (or such other page as may replace the LIBO Page on that service for the purpose of displaying such rates, as of 11:00 a.m. London Time on the day that is two London Banking Days prior to the beginning of such LIBOR Interest Period).
If both the Telerate and Reuters system are unavailable, then the rate for that date will be determined on the basis of the offered rates for deposits in United States Dollars for the respective one-month, two-month, or three-month period which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London Time, on the date that is two
London Banking Days preceding the beginning of such LIBOR Interest Period.
In the event that the Bank is unable to obtain any such quotation as provided above, or there is any change in any law or application thereof that makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for the Bank to hold obligations if the rate is determined with reference to the LIBOR (collectively, a "LIBOR End Date"), the Borrower shall not be entitled to elect an interest rate based upon the LIBOR Rate until LIBOR can again be determined.
"LIBOR Interest Period" shall mean any particular one-month, two-month, or three-month period during which an applicable LIBOR Rate shall be in effect. "LIBOR Rate" shall mean, with respect to any applicable interest rate period, the rate per anum equal to the quotient obtained by dividing (and rounding to the nearest 1/100 of 1%) (i) LIBOR as defined below by (ii) a percentage equal to 100% minus the then stated maximum rate of all reserve requirements, if any, imposed by the Federal Reserve Board with respect to LIBOR deposits of the Bank. The LIBOR Rate shall be further adjusted to reflect any Increased Cost.
"London Banking Day" shall mean any date on which commercial banks are generally open for business and upon which commercial banks settle payments in London.
"New York Banking Day" shall mean any date on which commercial banks are generally open for business and upon which commercial banks settle payments in New York.
"Prime Rate" shall mean the variable per annum rate of interest so designated from time to time by the Bank as its prime rate. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate being charged to any customer.
"Rate Change Date" shall mean the date on which any rate of interest based upon the LIBOR Rate shall become effective.
ARTICLE III - FEES AND EXPENSES
A. Placement and Administration Expense. The Borrower shall pay any reasonable fees, expenses, and disbursements, including legal fees, of the Bank related to preparation and execution of this Agreement and any loans made hereunder. The Borrower shall pay the Bank's customary and reasonable fees, expenses, and disbursements in connection with administration of this Agreement including costs of periodic appraisals of the collateral and monitoring of the Revolving Line.
B.  Collection Costs.  At the request of the Bank, the Borrower shall promptly pay any expenses, reasonable attorney's fees, costs, or disbursements in connection with collection of any of the obligations covered hereby or enforcement of any of the Bank's rights hereunder or under any note, security agreement, guarantee, or other agreement given to the Bank in connection herewith. This obligation shall survive the payment of any notes executed hereunder. The Bank may apply any payments of any nature received by it first to the payment of obligations under this section, notwithstanding any conflicting provision contained in any other agreement related hereto.
C.	Origination Fee. The Borrower paid origination fees in connection with (i) the consolidated Term Loan and (ii) the Bank's purchase of the LaBar loans which were repaid with the proceeds of the 1992 Loan.
The Borrower paid an origination fee of $25,000 in connection with the making of the 1994 Loan.
The Borrower paid an origination fee of Thirty Thousand Dollars ($30,000) in connection with the making of the Term Loan.
The Borrower shall pay an origination fee equal to one-half percent (.5%) of the original principal amount of the Erie Loan Note on the date of closing of the Erie Loan.
The Borrower paid a facility fee to the Bank of $8750 in connection with the Capital Line.
D.	Default Interest Rate.  Upon the failure of the Borrower to comply with any covenant contained in Article VII, Sections A, J, or K, or Article VIII, Sections H and J of this Agreement, the rate of interest on each of the obligations covered hereby shall be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance, such increased rate to remain in effect through and including the end of the month in which such failure of compliance is remedied. Upon the occurrence of an Event of Default, however, the provisions of this paragraph shall be superseded by the provisions of the next paragraph of this Section D.
Upon the occurrence of an Event of Default, the rate of interest on each of the Obligations shall be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance, such increased rate to remain in effect through and including payment in full of all of the obligations covered by this Agreement and cancellation of further commitments to lend under this Agreement, or written waiver of such Event of Default by the Bank.
E.  Late Payment Fees.  Payments of principal and/or interest not made in full before the date ten (10) days after the date due shall be subject to a processing charge of five percent (5%) of the payment due.
ARTICLE IV - COLLATERAL
The Term Loan, the Mortgage Loans, and the Erie Loan shall be secured by mortgage liens and assignments of mortgage liens on Borrower's interests in real properties located in (i) Gloucester County, New Jersey, (ii) Montgomery, Livingston, and Broome Counties, New York, (iii) Anderson and Oconee Counties, South Carolina, (iv) Buncombe County, North Carolina, (v) Centre, Lehigh, Luzerne, Columbia, Clinton, Franklin, and Erie Counties, Pennsylvania, (vi) Rockingham County, New Hampshire, and (vii) Porter and Lake Counties, Indiana. The 1992 Loan was secured by mortgage liens on Borrower's interests in real properties in Gloucester County, New Jersey, Columbia County, Pennsylvania, and Lehigh County, Pennsylvania.
The 1994 Loan shall be secured by mortgage liens on Borrower's interests in real properties in Rockingham County, New Hampshire as well as by interests in Borrower's other properties including without limitation properties in Gloucester County, New Jersey and Franklin County, Pennsylvania.
All of the aforesaid mortgages shall be documented and perfected in a manner satisfactory to the Bank and its legal counsel.
The Revolving Line, the Capital Line and the Capital Loan shall be secured by the collateral for the Term Loan and the 1994 Loan as well as a sole first lien in all assets of every kind and nature, now owned or hereafter acquired, of Borrower, including without limitation goods, equipment, machinery, furniture, fixtures, supplies, tools, parts, accounts, inventory, documents, chattel paper, instruments, and general intangibles of Borrower, together with additions, accessions, replacements, substitutions, and proceeds.
The Capital Loan shall be secured by a mortgage covering any of the
Borrower's property acquired with proceeds of the Capital Loan. The mortgage shall be documented and perfected in a manner satisfactory to the Bank and its legal counsel.
The Erie Term Loan shall be secured by all assets of every kind and nature, now owned or hereafter acquired, of Borrower, including without limitation goods, equipment, machinery, furniture, fixtures, supplies, tools, parts, accounts, inventory, documents, chattel paper, instruments, and general intangibles of Borrower, together with additions, accessions, replacements, substitutions, and proceeds. In addition, the Erie Term Loan shall be secured by a mortgage covering the Borrower's property in Erie County, Pennsylvania. The existing collateral for the Mortgage Loans shall continue to secure such Mortgage Loans.
The Borrower shall execute such documentation and deliver such items as the Bank deems necessary from time to time to perfect its interests in all collateral provided hereunder, and authorizes the Bank to file financing statements without its signature from time to time.
ARTICLE V - REPRESENTATIONS AND WARRANTIES
The Borrower represents and warrants as follows:
A.  Organization and Power.  The Borrower is duly formed, validly existing and in good standing under the laws of New York, and is duly qualified to transact business and is in good standing in all states and countries in which it owns properties or in which it conducts intrastate or international business. The Borrower has full power and authority to own its properties, to carry on its business as now being conducted, to execute and perform this Agreement, and to borrow hereunder.
B.  Proceedings of Borrower.  All necessary action on the part of the
Borrower and any other required persons or entities relating to authorization of the execution and delivery of this Agreement and the performance of other obligations hereunder including, but not limited to, the delivery of any notes, security agreements, and guarantees contemplated hereunder, has been taken. All of the same are valid and enforceable in accordance with their respective terms except as may be limited by bankruptcy, insolvency, or other laws of general application relating to enforcement of creditor's rights, and except as remedies may be limited by the application of equitable principles. Said action will not violate any provision of law or the Borrower's or any other required person's or entity's Certificate of Incorporation or By-laws. Such action will not violate, be in conflict with, result in a breach of, or constitute a default under any agreement to which the Borrower or any other required person or entity is party or by which any of their properties are bound, or any order, writ, injunction, or decree of any court or governmental instrumentality, and will not result in the creation or imposition of any lien, charge or encumbrance upon any of their properties with the sole exception of those in favor of the Bank contemplated hereby.
C. Litigation. At the date of this Agreement, there is no action, suit or proceeding at law or in equity or by or before any governmental instrumentality or other agency pending or, to their knowledge, threatened against or affecting the Borrower which, if adversely determined, would have a material adverse effect on its financial condition or business.
D. Financial Statements. All financial statements furnished by the Borrower to the Bank are complete and correct, have been prepared in accordance with generally accepted accounting principles consistently followed throughout the period indicated, and fairly present the financial condition of the Borrower as of the respective dates thereof and the results of its operations for the respective periods covered thereby; provided that interim financial statements are subject to normal recurring year end adjustments and matters that customarily would be set forth in the notes to audited financial statements.
E.  Adverse Changes.  Since the latest financial statements described in
Article V.D., there have been no material adverse changes in the condition, financial or otherwise, of the Borrower.
F. Taxes. The Borrower have obtained extensions or have filed or caused to be filed all tax returns which, to the knowledge of the officers of the Borrower are required to be filed, and have paid or caused to be paid all taxes or any assessments to the extent that such taxes have become due.
G. Properties. The Borrower has good and marketable title to all its material property interests and assets, including without limitation, the property and assets set forth in the financial statements referred to in
Article V.D. hereof, except as previously disclosed to the Bank.  The
Borrower has undisturbed peaceable possession under all leases under which it is operating, none of which contain unusual or burdensome provisions which may materially affect the operations of the Borrower and all such leases are in full force and effect.
H. Indebtedness. The Borrower has no outstanding indebtedness other than indebtedness described in the financial statements referred to in Article
V.D. hereof, trade payables not yet due incurred in the ordinary course of Borrower's business, and indebtedness to the Bank.
I. Franchises, Permits. The Borrower has all material franchises, permits, licenses, and other authority as are necessary to enable it to conduct its business as now being conducted, and is not in default under such franchises, permits, licenses, and authority.
J. ERISA. No action, event, or transaction has occurred which could give rise to a lien or encumbrance on Borrower's assets as a result of the application of relevant provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").
ARTICLE VI - CONDITIONS OF LENDING
The following conditions must be satisfied by Borrower before the Bank shall have any obligation to make any advance or loan under this Agreement:
A.  Representations and Warranties.  The representations and warranties of the Borrower contained in Article V shall be true and correct in all material respects as of the time of the making of each such loan or advance with the same effect as if made on and as of such date.
B. No Defaults. There shall exist no condition or event constituting an Event of Default under Article IX hereof at the time of making of each loan or advance hereunder.
C. Performance. The Borrower shall have performed and complied in all material respects with all agreements and conditions required to be performed or complied with by it prior to or at the time of making each loan or advance hereunder.
D. Documents to be Delivered. The Borrower shall have delivered to the Bank security agreements, guarantees, and other related documents as more particularly described in Article IV hereof.
E. Certified Resolutions. The Borrower shall have delivered the certificate of its Secretary, certifying as of the date of this Agreement, resolutions of its Board of Directors authorizing execution and delivery of this Agreement and of the notes, security agreements and other agreements to be delivered hereunder.
F. Fees and Taxes. The Borrower shall have paid all filing fees, taxes, and assessments related to the borrowings and the perfection of any collateral security required hereunder.
G. Insurance. The Borrowers shall have delivered evidence satisfactory to the Bank of the existence of insurance required hereby.
H. Opinion of Counsel. The Borrower shall have caused to be delivered the opinion of its legal counsel as to such matters and in such form as may be required by legal counsel to the Bank, including as to the existence of the Borrower, its power and authority to take the actions contemplated hereby, and the enforceability of the agreements and obligations contemplated hereby.
ARTICLE VII - AFFIRMATIVE COVENANTS OF BORROWER
So long as the Revolving Line commitment, the Capital Line commitment, the Capital Loan, the Term Loan, the Mortgage Loans, the 1994 Loan, the Erie
Loan, or any loans hereunder or any other obligations of Borrower to the Bank under or related to this Agreement shall be outstanding, unless the Bank shall otherwise consent in writing, the Borrower shall:
A.  Financial Statements.  Furnish to the Bank as soon as available, but in no event more than one hundred twenty (120) days after the close of each fiscal year of Borrower, copies of annual financial statements of Borrower in reasonable detail satisfactory to the Bank prepared in accordance with generally accepted accounting principles, certified without qualification by an independent certified public accountant satisfactory to the Bank. Said financial statements shall include all financial disclosures required by generally accepted accounting principles and shall include at least a balance sheet and a statement of profit and loss.
Borrower also shall furnish to the Bank unaudited financial statements not more than forty-five (45) days after the close of each fiscal month. Said statements shall be in reasonable detail satisfactory to the Bank including at least a balance sheet and statement of profit and loss, and shall be prepared in accordance with generally accepted accounting principles. Said financial statements shall be certified to be complete and correct by officers of Borrower.
The Borrower also shall promptly provide to the Bank any interim financial statements reviewed or certified by its independent accountants, as well as copies of any of its filings with the Securities and Exchange Commission including its Form 10K within 120 days after its fiscal year end and its Form 10Q within 60 days after the end of each of its fiscal quarters.
At the time of submission of annual financial statements the Borrower shall submit to the Bank a signed certificate of its chief executive or financial officer to the effect that no Events of Default have occurred, exist, or to the knowledge of Borrower will exist in the future under Article IX of this Agreement or any other agreements contemplated hereunder.
Borrower shall furnish to the Bank, quarterly at the time its Report 10Q is required to be furnished, a report showing its capital expenditures during the quarter and on a cumulative basis since the date of commitment of the Capital Line, as well as sources of funding for the same, in form and with detail reasonably satisfactory to the Bank.
B. Other Reports and Inspections. Furnish to the Bank such additional information, reports or financial statements as the Bank may, from time to time, reasonably request. Borrower shall permit any person designated by the Bank to inspect its property, assets, and books and the Bank's collateral at reasonable times, and shall discuss its affairs, finances and accounts at reasonable times with the Bank from time to time as often as may be reasonably requested.
C. Taxes. Pay and discharge all taxes, assessments, levies, and governmental charges upon it, its income and property, prior to the date on which penalties are attached thereto, provided that they shall not be required to pay any such tax, assessment, levy or charge which is being contested in good faith and by appropriate legal proceedings so long as no lien or similar encumbrance is placed by taxing authorities on any of their property.
D. Insurance. Maintain or cause to be maintained insurance, of kinds and in amounts satisfactory to the Bank, with responsible insurance companies on all of its properties in such amounts and against such risks as are prudent including but not limited to hazard insurance, worker's compensation insurance, and liability insurance. All such hazard insurance policies shall name the Bank as mortgagee/loss payee as its interest may appear and shall provide for thirty days prior written notice of cancellation to the Bank. Borrower shall provide to Bank, upon its request, a detailed list of its insurance carriers and coverage and shall obtain such additional insurance as the Bank may reasonably request from time to time.
E. Payments. Make all payments promptly and as the same become due under this Agreement and the notes related hereto.
F. Existence. Cause to be done all things necessary to preserve and to keep in full force and effect its existence, rights, and franchises and to comply in all material respects with all valid laws and regulations now in effect or hereafter promulgated by any properly constituted governmental authority having jurisdiction.
G. Maintenance of Properties. At all times maintain, preserve, protect, and keep its property used or useful in conducting its business in good repair, working order, and condition and from time to time, and make all needful and proper repairs, renewals, replacements, betterments and improvements thereto, so that the business carried on may be properly and advantageously conducted at all times.
H. Material Changes, Judgments. Notify the Bank immediately of any Event of Default or material adverse business development or change in its financial condition. Borrower shall notify the Bank of any change in its name, identity, or corporate or organizational structure.
I. ERISA. Comply with all requirements of the Employee Retirement Income Security Act, as amended ("ERISA") on a timely basis.
J. Minimum Net Worth. Maintain at all times net worth calculated by generally accepted accounting principles ("GAAP") of at least $13,850,000.
K. Current Maturity Coverage Ratio. Maintain a current maturity coverage ratio (net income plus depreciation plus amortization less dividends and distributions divided by currently maturing long term debt) calculated by GAAP. Such ratio shall be (a) reported on or before each December 15 commencing December 15, 1993 and measured as of the preceding October 31 and shall not be lower than 1.2 to 1 on an annualized basis of six months results for the period between the preceding May 1 and such preceding October 31, and
(b) shall be reported on or before each July 31 and measured as of the preceding April 30 and shall not be lower than 1.2 to 1 for the twelve month period ending on such April 30.
L.	Proceeds of Sales.	Cause the proceeds, after payment of expenses
related thereto, of any sales of properties covered by the mortgages, or sales of other collateral, referenced in Article IV hereof to be delivered to the Bank to be used to retire obligations first under the Term Loan, second under the Mortgage Loans, third under the 1994 Loan, and fourth under the Capital Loan; provided, however, that to the extent proceeds specifically relate to a property covered by one of the Mortgage Loans, or the Erie Loan, the 1994 Loan, or the Capital Loan, to the extent applicable, such proceeds shall be used to reduce the respective Mortgage Loan, the Erie Loan, or the Capital Loan respectively; and further provided, however, that if any mortgaged property is the subject of a sale-leaseback, the Bank will not unreasonably withhold its approval of the same on such terms and conditions as may be mutually agreeable between the Bank and the Borrower.
M.	Interest Exposure Coverage.  Cause at all times to be subject to fixed rates or interest rate caps or other interest rate protection satisfactory to the Bank, at least fifty percent (50%) of the outstanding principal amount of the aggregate of (i) its obligations to the Bank of any kind or nature and (ii) its obligations with respect to the 8.5% Convertible Senior Subordinated Debentures described in Article VIII.A. of this Agreement.
ARTICLE VIII - NEGATIVE COVENANTS OF BORROWER
So long as the Revolving Line commitment, the Term Loan, the Mortgage Loans, the 1994 Loan, the Erie Loan, the Capital Line commitment, the Capital Loan, or any loans hereunder or any other obligations of Borrower to the Bank under or related to this Agreement shall be outstanding, unless the Bank otherwise consents in writing, Borrower shall not, directly or indirectly:
A. Indebtedness, Mortgages and Liens. Create, incur, assume, or allow to exist, voluntarily or involuntarily, any obligation for borrowed money, lease, pledge, lien or other encumbrance of any kind (including the charge upon property purchased under conditional sales or other title retention agreements) upon, or any security interest in, any of their assets, whether now owned or hereafter acquired, excluding only (i) interests or borrowings held by the Bank, (ii) interests or borrowings in existence on the date hereof and fully disclosed on the financial statements referred to in Article VI D hereof, (iii) involuntary liens of any kind being contested in good faith by appropriate legal proceedings with respect to which enforcement has been stayed, (iv) purchase money liens, (v) obligations under the Indenture dated January 24, 1995 between the Borrower and American Stock Transfer and Trust Company, as Trustee, with respect to up to $5,000,000 principal amount of
8.5% Convertible Senior Subordinated Debentures due January 15, 2005 so long as such obligations are not modified and so long as such obligations remain expressly subordinated to the obligations of the Borrower to the Bank in form satisfactory to the Bank, and (vi) indebtedness to other financial institutions provided that the opportunity to finance such indebtedness on similar terms has been given to the Bank and the Bank has refused to provide such financing.
B.  Contingent Liabilities.  Assume, guarantee, endorse, contingently agree to purchase, or otherwise become liable in any manner upon any obligation, contingent or otherwise, whether funded or current, or guarantee the dividends of any person, firm, corporation, or other entity, except for endorsement of negotiable instruments for deposit or collection, or similar transactions (including customary indemnity agreements with distributors) in the ordinary course of business, and except in connection with asset purchases.
C. Loans. Make loans or advances to any person or entity, or investments of any kind in any person or entity; provided however, that Borrower may make
(i) loans or advances to, or investments in, wholly owned subsidiary corporations which are guarantors of its obligations hereunder and (ii) short term loans or advances in reasonable amounts to officers and employees in the ordinary course of business for relocation or similar purposes.
D. Mergers, Sales and Acquisitions. Enter into any merger or consolidation with or among any person or entity, or sell, lease, transfer, or otherwise dispose of substantially all of its assets, or allow a transfer of any controlling interest in the Borrower.
E. Amendments. Amend or modify its Certificates of Incorporation, By-laws, or other governing instruments in any manner that would be materially adverse to the interests of the Bank hereunder.
F. Judgments. Allow any liens other than those expressly permitted by this Agreement or final judgments to exist against it other than liens or judgments which are bonded or covered by insurance or for which an appeal or other proceeding for the review thereof shall have been taken and for which a stay of execution pending such appeal shall have been obtained.
G. Material Changes. Permit any material adverse change to be made in the basic character of its business or in the nature of its operations as carried on at the date of execution of this Agreement.
H.	Funded Debt/EBITDA.  Permit its ratio of Funded Debt to EBITDA to exceed 3.75 to 1.00 prior to July 31, 1998 and to exceed 3.50 to 1.00 on July 31, 1998 and thereafter.
I.  Dividends.  Declare any cash, property, or other dividends with respect to their capital stock, apply any of their property or assets to the purchase, redemption, or other retirement of their capital stock, or make any other distribution of any kind with respect to any of their capital stock.
J. Total Liabilities To Net Worth. Permit the ratio, calculated by GAAP, of its total balance sheet liabilities to total balance sheet net worth plus outstanding indebtedness under the 8.5% Convertible Senior Subordinated Debentures due January 15, 2005 as described in Article VIII.A. of this Agreement, measured as of each of its quarterly financial statements, to exceed 2.5 to 1.0 commencing September 1, 1995 and thereafter.
ARTICLE IX - DEFAULTS
A. Defaults. The following events (hereinafter called "Events of Default") shall constitute defaults under this Agreement and under any notes or agreements executed in connection herewith. Such Events of Default also shall be deemed to be events of default with respect to Borrower's pre-existing loans from the Bank.
1. Nonpayment. Failure of Borrower to make any payments of any type under the terms of this Agreement, or of any of the agreements contemplated hereunder, or under the terms of any notes hereunder, within fifteen days after the same become due and payable.
2. Performance. Failure of Borrower to observe or perform any other condition, covenant, or term of this Agreement or of any other agreement with the Bank, after 30 days prior notice and opportunity to cure.
3. Reports. Failure of Borrower to provide any report or financial statement or certificate of no default, or to allow any inspection for which this Agreement provides after 30 days prior notice and opportunity to cure.
4. Representations. Failure of any representation or warranty made by Borrower in connection with the execution and performance of this Agreement, or any certificate of officers pursuant hereto, to be truthful, accurate or correct in any material respect.
5.  Financial Difficulties.  Financial difficulties of Borrower as evidenced by:
    a.      any admission in writing of inability to pay debts as they become due; or
    b. the filing of a voluntary or involuntary petition in bankruptcy, or under any chapters of the Bankruptcy Code, or under any Federal or state statute providing for the relief of debtors; or
    c.      making an assignment for the benefit of creditors; or
    d. consenting to the appointment of a trustee or receiver for all or a material part of any of its property; or
    e. the entry of a court order appointing a receiver or a trustee for all or a material part of any of its property; or
    f. the occurrence of any event, action, or transaction which could give rise to a lien or encumbrance on Borrower's assets as a result of application of relevant provisions of ERISA; or
    g. entry of any judgment against Borrower not fully covered by insurance and not discharged or bonded for 60 days and for which a stay pending appeal has not been obtained; or
    h. default by the Borrower under any other material obligation for borrowed money or its equivalent.
6.  Cross-Default.  Default by Borrower under any other material obligation to the Bank outstanding at any time.
7. Mortgage Options. Failure by Borrower to provide a marketable first mortgage lien to Bank on properties mortgaged in Columbia County, Pennsylvania (Buckhorn) and Livingston County, New York (Dansville - lien on ground leasehold interest) at such time as Borrower's option to purchase the premises must be exercised or is exercisable in the ordinary course.
B. Remedies. If any one or more Events of Default listed in Section A.5., subsections b, c, d, and e occur, the Bank shall have no further commitments or obligations and all obligations of Borrower to the Bank shall be automatically accelerated such that the same become forthwith due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived. If any other Event of Default listed in Section A.5. occurs, the Bank may, at its option, take either or both of the following actions at the same or different times: (i) terminate any further commitments or obligations of the Bank, and (ii) accelerate all obligations of Borrower to the Bank such that the same become forthwith due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived.
In case any such Events of Default shall occur, the Bank shall be entitled to use any legal remedy, and the Bank shall be entitled to recover judgment against the Borrower for all obligations of Borrower to the Bank either before, or after, or during the pendency of any proceedings for the enforcement of any security interests, mortgages or guarantees and, in the event of realization of any funds from any security or guarantee and application thereof to the payment of the obligations due, the Bank shall be entitled to enforce payment of and recover judgment for all amounts remaining due and unpaid upon such obligations. The Bank may proceed to protect and enforce its rights by any other appropriate proceedings, including action for the specific performance of any covenant or agreement contained in this Agreement and other agreements contemplated hereunder held by the Bank.
ARTICLE X - MISCELLANEOUS
A. Waiver. No delay or failure of the Bank to exercise any right, remedy, power or privilege hereunder shall impair the same or be construed to be a waiver of the same or of any Event of Default or acquiescence therein. No single or partial exercise of any right, remedy, power or privilege shall preclude other or further exercise thereof by the Bank. All rights, remedies, powers, and privileges herein conferred upon the Bank shall be deemed cumulative and not exclusive of any others available.
B. Survival of Representations. All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the execution and delivery of other agreements hereunder, and shall continue in full force and effect so long as any obligation of the Borrower to the Bank is outstanding.
C. Set-off. The Bank shall have a right of set-off, in the full amount of all of Borrower's obligations to the Bank, against any deposits, assets held by, or other amounts owed by the Bank to or held by the Bank for, the Borrower as well as a lien on any and all property of the Borrower, which is or may be in the Bank's possession.
D. Notices. Any notice or demand upon the Borrower shall be deemed to have been sufficiently given or served for all purposes thereof when delivered by courier or mailed, first class, postage prepaid, addressed to the Borrower at the address shown in this Agreement, or to such other address as may be furnished in writing to the Bank for such purpose by the Borrower.
Any notice or demand to the Bank shall be deemed to have been sufficiently given or served for all purposes hereof when delivered by courier or mailed, first class, postage prepaid, to the Bank at the address shown in this Agreement, or to such other address as may be furnished in writing to the Borrower for such purpose by the Bank.
E. Business Days. Whenever any payment is due, or obligation is to be performed hereunder of a Saturday, Sunday, or banking holiday, such payment may be made or obligation performed on the next succeeding business day.
Such extension of time shall, in such case, be included in the computation of any interest or fees.
F. Entire Agreement. This Agreement embodies the entire agreement and understanding between the Bank and the Borrower and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall not be changed or amended without the written agreement of both the Borrower and the Bank.
G.  Parties in Interest.  All the terms and provisions of this Agreement shall inure to the benefit of and be binding upon and be enforceable by the respective successors and assigns of the parties hereto and, in particular, shall inure to the benefit of and be enforceable by any holder of notes executed hereunder.
H. Governing Law. This Agreement and the notes and agreements related hereto, together with all of the rights and obligations of the parties hereto, shall be construed, governed, and enforced in accordance with the laws of the State of New York.
I.	Agreement Covers All Indebtedness.  This Agreement is intended to cover all indebtedness of the Borrower to the Bank existing now or in the future, whether or not portions of the indebtedness are from time to time repaid or new indebtedness is created, unless otherwise expressly agreed in writing by the Bank.
ARTICLE XI - ENVIRONMENTAL MATTERS
A.	Definitions.  For purposes of this Article XI, the following capitalized terms shall have the meanings indicated:
"Environment" means any water including but not limited to surface water and ground water or water vapor; any land including land surface or subsurface; stream sediments; air; fish; wildlife; plants; and all other natural resources or environmental media.
"Environmental Laws" means all federal, state and local environmental, land use, zoning, health, chemical use, safety and sanitation laws, statutes, ordinances, regulations, codes and rules relating to the protection of the Environment and/or governing the use, storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances and the regulations, rules, ordinances, bylaws, policies, guidelines, procedures, interpretations, decisions, orders and directives of federal, state and local governmental agencies and authorities with respect thereto.
"Environmental Permits" means all licenses, permits, approvals, authorizations, consents or registrations required by any applicable Environmental Laws and all applicable judicial and administrative orders in connection with ownership, lease, purchase, transfer, closure, use and/or operation of the Mortgaged Property and/or as may be required for the storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances.
"Environmental Report" means a written report prepared for the Mortgagor or the Mortgagee by an environmental consulting or environmental engineering firm.
"Hazardous Substances" means, without limitation, any explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances and any other material defined as a hazardous substance in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended,
42 U.S.C. Sections 9601, et. seq.; the Hazardous Materials Transportation Act, as amended, 49 U.S.C. Sections 1801, et. seq.; the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sections 6901, et. seq.; Articles 15 and 27 of the New York State Environmental Conservation Law or any other federal, state, or local law, regulation, rule, ordinance, bylaw, policy, guideline, procedure, interpretation, decision, order, or directive, whether existing as of the date hereof, previously enforced or subsequently enacted.
"Mortgagee" means the Bank.
"Mortgagor" means the Borrower, and to the extent that the mortgagor of the Mortgaged Property is different from the Borrower, the Borrower will cause the mortgagor to be bound by the representation, terms and conditions of this
Article XI.
"Mortgaged Property" means the properties covered by the mortgages referenced in Article IV of this Agreement as well as any other properties owned or occupied or used by Mortgagor.
"Release" has the same meaning as given to that term in Section 101(22) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601(22), and the regulations promulgated thereunder.
B.	Representations.	The Mortgagor represents and warrants that,
to the best of Mortgagor's knowledge, except as indicated in any Report provided to Mortgagee prior to the date hereof and except with respect to properties located in Fultonville (Montgomery County, New York), Paulsboro (Gloucester County, New Jersey), Binghamton (Broome County, New York), Porter (Porter County, Indiana), Bloomsburg (Columbia County, Pennsylvania), and Milesburg (Luzerne County, Pennsylvania) which have been the subject of disclosures by the Borrower to the Bank regarding environmental matters:
(1)	Neither the Mortgaged Property nor any property adjacent to the
Mortgaged Property is being or has been used for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or as a landfill or other waste disposal site or for military, manufacturing or industrial purposes or for the storage of petroleum or petroleum based products except in compliance with all Environmental Laws.
(2)	Underground storage tanks are not and have not been located on the
Mortgaged Property except in compliance with all Environmental Laws.
(3)	The soil, subsoil, bedrock, surface water and groundwater of the
Mortgaged Property are free of any Hazardous Substances.
(4)	There has been no Release nor is there the threat of a Release of any
Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to or within the immediate vicinity of the Mortgaged Property which through soil, subsoil, bedrock, surface water or groundwater migration could come to be located on the Mortgaged Property, and Mortgagor has not received any form of notice or inquiry from any federal, state or local governmental agency or authority, any operator, tenant, subtenant, licensee or occupant of the Mortgaged Property or any property adjacent to or within the immediate vicinity of the Mortgaged Property or any other person with regard to a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to the Mortgaged Property.
(5)	All Environmental Permits have been obtained and are in full force and effect.
(6)	No event has occurred with respect to the Mortgaged Property which would constitute a violation of any applicable Environmental Law or non-compliance with any Environmental Permit.
(7)	There are no agreements, consent orders, decrees, judgments, license or permit conditions or other orders or directives of any federal, state or local court, governmental agency or authority relating to the past, present or future ownership, use, operation, sale, transfer or conveyance of the Mortgaged Property which require any change in the present condition of the Mortgaged Property or any work, repairs, construction, containment, clean up, investigations, studies, removal or other remedial action or capital expenditures with respect to the Mortgaged Property.
(8)	There are no actions, suits, claims or proceedings, pending or threatened, which could cause the incurrence of expenses or costs of any name or description or which seek money damages, injunctive relief, remedial action or any other remedy that arise out of, relate to or result from (a) a violation or alleged violation of any applicable Environmental Law or non-compliance or alleged non-compliance with any Environmental Permit, (b) the presence of any Hazardous Substance or a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to or within the immediate vicinity of the Mortgaged Property or (c) human exposure to any Hazardous Substance, noises, vibrations or nuisances of whatever kind to the extent the same arise from the condition of the Mortgaged Property or the ownership, use, operation, sale, transfer or conveyance thereof.
C.	Covenants.   The Mortgagor covenants and agrees with the Mortgagee
that so long as the Mortgagee holds liens on the Mortgaged Property or any of it, that the Mortgagor shall:
(1)	Keep, and shall cause all operators, tenants, subtenants, licensees and occupants of the Mortgaged Property to keep, the Mortgaged Property free of all Hazardous Substances except in compliance with all Environmental Laws, and shall not cause or permit the Mortgaged Property or any part thereof to be used for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substances except in compliance with all Environmental Laws.
(2)	Comply with, and shall cause all operators, tenants, subtenants, licensees and occupants of the Mortgaged Property to comply with all applicable Environmental Laws and shall obtain and comply with, and shall cause all operators, tenants, subtenants, licensees and occupants of the Mortgaged Property to obtain and comply with, all Environmental Permits.
(3)	Not cause or permit any change to be made in the present or intended use of the Mortgaged Property which would (a) involve the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or the use of the Mortgaged Property as a landfill or other waste disposal site or for military, manufacturing or industrial purposes or for the storage of petroleum or petroleum based products, except in compliance with all Environmental Laws, (b) violate any applicable Environmental Law, (c) constitute non-compliance with any Environmental
Permit or (d) increase the risk of a Release of any Hazardous Substance.
(4)	Promptly provide Mortgagee with a copy of all notifications which it gives or receives with respect to any past or present Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property or any property adjacent to the Mortgaged Property.
(5)	Undertake and complete all investigations, studies, sampling and testing and all removal and other remedial actions required by law to contain, remove and clean up all Hazardous Substances that are determined to be present at the Mortgaged Property in accordance with all applicable Environmental Laws and all Environmental Permits.
(6)	At all times allow Mortgagee and its officers, employees, agents, representatives, contractors and subcontractors reasonable access after reasonable prior notice to the Mortgaged Property for the purposes of ascertaining site conditions, including, but not limited to, subsurface conditions.
(7)	Deliver promptly to the Mortgagee:  (a) copies of any documents received from the Untied States Environmental Protection Agency, or any state, county or municipal environmental or health agency concerning the Mortgagor's operations at the Mortgaged Property; and (b) copies of any documents submitted by the Mortgagor to the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning its operations at the Mortgaged Property.
(8)	If at any time Mortgagee obtains any reasonable evidence or
information which suggests that a material potential environmental problem may exist at the Mortgaged Property, Mortgagee may require that a full or supplemental environmental inspection and audit report with respect to the Mortgaged Property of a scope and level of detail satisfactory to Mortgagee be prepared by an environmental engineer or other qualified person acceptable to Mortgagee at Mortgagor's expense. Such audit may include a physical inspection of the Mortgaged Property, a visual inspection of any property adjacent to or within the immediate vicinity of the Mortgaged Property, personnel interviews and a review of all Environmental Permits. If Mortgagee requires, such inspection shall also include a records search and/or subsurface testing for the presence of Hazardous Substances in the soil, subsoil, bedrock, surface water and/or groundwater. If such audit report indicates the presence of any Hazardous Substance or a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged
Property, Mortgagor shall promptly undertake and diligently pursue to completion all necessary, appropriate and legally authorized investigative, containment, removal, clean up and other remedial actions, using methods recommended by the engineer or other person who prepared said audit report and acceptable to the appropriate federal, state and local agencies or authorities.
D.	Indemnity.	The Mortgagor agrees to indemnify, defend, and hold
harmless the Mortgagee from and against any and all liabilities, claims, damages, penalties, expenditures, losses, or charges, including, but not limited to, all costs of investigation, monitoring, legal representation, remedial response, removal, restoration or permit acquisition of any kind whatsoever, which may now or in the future be undertaken, suffered, paid, awarded, assessed, or otherwise incurred by the Mortgagee or any other person or entity relating to, resulting from or arising out of (1) the use of the Mortgaged Property for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or as a landfill or other waste disposal site or for military, manufacturing or industrial purposes or for the storage of petroleum or petroleum based products, (2) the presence of any Hazardous Substance or a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property, (3) the failure to promptly undertake and diligently pursue to completion all necessary, appropriate and legally authorized investigative, containment, removal, clean up and other remedial actions with respect to a Release or the threat of a Release of any Hazardous Substance on, at or from the Mortgaged Property, (4) human exposure to any Hazardous Substance, noises, vibrations or nuisances of whatever kind to the extent the same arise from the condition of the Mortgaged Property or the ownership, use, operation, sale, transfer or conveyance thereof, (5) a violation of any applicable Environmental Law, (6) non-compliance with any Environmental Permit or (7) a material misrepresentation or inaccuracy in any representation or warranty or a material breach of or failure to perform any covenant made by Mortgagor in this Mortgage. Such costs or other liabilities incurred by the Mortgagee or any other person or entity shall be deemed to include, without limitation, any sums which the Mortgagee deems it necessary or desirable to expend to protects its security interest in the Mortgaged Property.
The liability of Mortgagor hereunder shall in no way be limited, abridged, impaired or otherwise affected by (1) any amendment or modification of this Mortgage or any other document relating to the obligations covered by this Agreement by or for the benefit of Mortgagor or any subsequent owner of the Mortgaged Property, (2) any extensions of time for payment or performance required by any of this Mortgage or any other document relating to the obligations covered by this Agreement, (3) the release of Mortgagor, any guarantor or any other person from the performance or observance of any of the agreements, covenants, terms or conditions contained in this Agreement or any other document relating to the obligations covered hereby by operation of law, Mortgagee's voluntary act or otherwise, (4) the invalidity or unenforceability of any of the terms of provisions of this Agreement or any other mortgage or document relating to the obligations covered by this Agreement, (5) any exculpatory provision contained in this Agreement or any other mortgage or document relating to the obligations covered by this Agreement limiting Mortgagee's recourse to the Mortgaged Property or to any other security or limiting Mortgagee's rights to a deficiency judgment against Mortgagor, (6) any applicable statute of limitations, (7) any investigation or inquiry conducted by or on the behalf of Mortgagee or any information which Mortgagee may have or obtain with respect to the environmental or ecological condition of the Mortgaged Property, (8) the sale, assignment or foreclosure of any mortgage covering the Mortgaged Property, (9) the sale, transfer or conveyance of all or part of the
Mortgaged Property, (10) the dissolution and liquidation of Mortgagor, (11) the release or discharge, in whole or in part, of Mortgagor in any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or similar proceeding or (12) any other circumstances which might otherwise constitute a legal or equitable release or discharge of Mortgagor, in whole or in part.
E.	Survival.	Notwithstanding anything to the contrary contained
herein, the Mortgagor's liability shall survive the discharge, satisfaction or assignment of this Agreement and any mortgages covered hereby by the Mortgagee until all of the following conditions are satisfied in full:
(1)	all principal, interest and other sums evidenced or covered by this
Agreement and the documents, notes, mortgages and other agreements related hereto and any other costs and expenses incurred by Mortgagee in connection with this Agreement and the obligations covered hereby are paid in full by Mortgagor or by any guarantor;
(2)	neither Mortgagee nor any affiliate of Mortgagee has at any time or in any manner participated in the management or control of, taken possession of or title to the Mortgaged Property or any portion thereof, whether by foreclosure, deed in lieu of foreclosure or otherwise, or had the capacity or ability to participate in the decisions or actions of the Mortgagor as the same relate to Hazardous Substances;
(3)	between the date of this Agreement and the date on which all obligations covered hereby are paid in full, as provided in clause (1) above, there has been no change in any applicable Environmental Law which would make
 .a lender or mortgagee liable in respect of any of the indemnified matters contained in this Article XI notwithstanding the fact that no event, circumstance or condition of the nature described in clause (2) above ever occurred; and
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

                                FLEET BANK
                                By:     _________________________
                                Title:  _________________________

                                TRAVEL PORTS OF AMERICA, INC.
                                By:     _________________________
                                Title:  _________________________


                            INDEX TO EXHIBITS

Exhibit A	-	Term Loan Note
Exhibit B	-	Replacement Revolving Line Note
Exhibit C	-	1994 Loan Note
Exhibit D	-	[Intentionally Omitted]
Exhibit E	-	Erie Loan Note
Exhibit F	-	Capital Line Note
Exhibit G	-	Capital Loan Note
Exhibit H	-	Amended and Restated Mortgage Note (Belmont)
                -       Mortgage Modification
Exhibit I	-	Amended and Restated Deed of Trust Note (Asheville)
Exhibit J	-	Amended and Restated Mortgage Note (Porter)
Exhibit K	-	Amended and Restated Mortgage Note (Lake Station)
Exhibit L	-	Amended and Restated Mortgage Note (Greencastle)


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

                                     TRAVEL PORTS OF AMERICA, INC.
                                     By:     __________________________
                                     Title:  __________________________


                                 EXHIBIT B
                      REPLACEMENT REVOLVING LINE NOTE
$3,750,000                                                  November 1, 1997

THIS REPLACEMENT REVOLVING LINE NOTE RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE REVOLVING LINE NOTE DATED AS OF JANUARY 31, 1997 IN THE MAXIMUM PRINCIPAL AMOUNT OF $3,750,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK. Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Three Million Seven Hundred Fifty Thousand Dollars ($3,750,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Revolving Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Revolving Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.
This Revolving Line Note shall bear interest at a rate equal to the Prime
Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate.
Interest shall continue to accrue after maturity at the rate required by this Revolving Line Note until this Revolving Line Note is paid in full. The rate of interest on this Revolving Line Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
All interest accrued under this Revolving Line Note shall be due and payable on the first day of each month. Principal payments shall be due and payable sufficient to assure that the aggregate principal amount outstanding under the Revolving Line never exceeds the amount then available under the Borrowing Formula described in Article I, Section B of the Credit Agreement, and also sufficient to assure that there is no outstanding principal under the Revolving Line for at least thirty (30) consecutive days between each September 1 and the next succeeding August 31. All remaining principal and interest shall be due and payable in full on the date of expiration of the Revolving Line as specified in the Credit Agreement. Payments may be made pursuant to a mutually agreeable cash management arrangement with the Bank. All payments shall be in lawful money of the United States in immediately available funds.
Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.
If this Revolving Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Revolving Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Revolving Line Note is freely prepayable in whole or in part at the option of the Borrower without premium or penalty.
This Revolving Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Revolving Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Revolving Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Revolving Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Revolving Line Note at a rate in excess of such maximum rate, the rate of interest under thisRevolving Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Revolving Line Note.
The terms of this Revolving Line Note cannot be changed, nor may this Revolving Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Revolving Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Revolving Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Revolving Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time. Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Revolving Line Note.
This Revolving Line Note shall be governed by the laws of the State of New
York.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

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

                                        TRAVEL PORTS OF AMERICA, INC.
                                        By:     __________________________
                                        Title:  __________________________

                                  EXHIBIT D

[Intentionally Omitted]


                                  EXHIBIT E

                               ERIE LOAN NOTE

$6,000,000                                                 October ___, 1996

FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 ("Maker"), promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 ("Payee"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of Six Million Dollars ($6,000,000) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.
This Note shall bear interest per annum until paid in full at nine and forty-four hundredths percent (9.44%) per annum. Interest shall be calculated based on actual days elapsed divided by a year of 360 days.
Payments of all accrued interest, plus payments of principal of $33,333 each, shall be due on the first day of every month and continuing through the Maturity Date. All remaining principal and interest hereunder shall be due and payable on the date ten (10) years after the date of this Note (the "Maturity Date").
The term "Mortgage" as used in this Note shall mean the mortgage, as amended, extended, and replaced from time to time, dated on or about the date of this Note given by Maker to Payee, covering the interest of Maker in certain premises located in Harborcreek, Erie, Pennsylvania as more particularly described therein.
If any sum payable under this Note is not paid within 10 days after the date on which it is due, Maker shall pay a late charge of five percent (5%) of such unpaid sum.
IT IS HEREBY EXPRESSLY AGREED that the entire unpaid principal balance of this Note, together with all interest accrued and unpaid thereon and all other sums due under this Note and the Mortgage shall without notice become immediately due and payable at the option of the Payee on the failure to observe any term or condition hereunder or on the happening of any default or event by which, under the terms of the Mortgage or the Restated and Amended Credit Agreement between Maker and Payee dated December 21, 1995, as the same is modified, extended, or replaced from time to time (the "Credit Agreement"), the indebtedness may or shall become due and payable. All of the terms, covenants and provisions contained in the Mortgage and the Credit Agreement which are to be kept and performed by Maker are hereby made part of this Note to the same extent and with the same force and effect as if they were fully set forth herein.
Maker hereby waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Note and agrees to pay all costs of collection when incurred, including reasonable attorney's fees, such costs may be added to the amount due under this Note and be receivable therewith and to perform and comply with each of the terms, covenants and provisions contained in this Note and the Mortgage on the part of Maker to be observed or performed. No release of any security for the principal sum due under this Note or extension of time for payment of this Note, or any installment hereof, or acceptance of partial payments hereunder, and no alteration, amendment or waiver of any provision of this Note and Mortgage made by agreement between Payee and any other person or party shall release, discharge, modify, change or affect the liability of maker under this Note or the Mortgage.
This Note is subject to the express condition that at no time shall Maker be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Payee to either civil or criminal liability as a result of being in excess of the maximum rate which Maker is permitted by law to contract or agree to pay. If by the terms of this Note, Maker is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
If any payment hereunder becomes due on a Saturday, Sunday, or other holiday on which banks doing business in New York are authorized to close, the due date for this note or the payment may be extended to the next succeeding business day, but interest and fees shall be calculated based upon the time of actual payment.
This Note is freely prepayable in whole, or in part, at any time but any prepayment is subject to and must be accompanied by any prepayment charge required by the Credit Agreement.
Payee may set off toward payment of any obligations under this Note any indebtedness due or to become due from Payee to Maker and any moneys or other property of Maker in possession of Payee at any time.
This Note is secured by the Mortgage.
The terms of this Note shall be governed by and construed under the laws of the State of New York.
This Note may not be changed or terminated orally, but only by an agreement in writing signed by the party against whom enforcement of such change or termination is sought.
Maker and the undersigned representative of Maker represent that Maker has full power, authority and legal right to execute and deliver this Note and that the indebtedness hereunder constitutes a valid and binding obligation of Maker.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Payee" and "Maker" shall include their respective successors and assigns.
IN WITNESS WHEREOF, Maker by its duly authorized officers has duly executed this Note the day and year first above written.

                                       TRAVEL PORTS OF AMERICA, INC.
                                       By:     __________________________
                                       Title:  __________________________


                                EXHIBIT F
                            CAPITAL LINE NOTE
$3,500,000                                                  November 1, 1997

THIS CAPITAL LINE NOTE RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE CAPITAL LINE NOTE DATED AS OF JANUARY 31, 1997 IN THE MAXIMUM PRINCIPAL
AMOUNT OF $3,500,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET BANK ("Bank"), the principal sum of Three Million Five Hundred Thousand Dollars ($3,500,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Capital Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Capital Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Capital Line Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Rate Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law.
All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the principal amount outstanding under this Capital Line Note (which must not be less than $500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBORMargin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Capital Line Note.
A payment of all interest accrued under this Capital Line Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds.
The Borrower may prepay principal under this Capital Line Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs.
All remaining principal and interest shall be due and payable in full on the date of expiration of the Capital Line as provided in the Credit Agreement. Interest shall continue to accrue after maturity at the rate required by this Capital Line Note until this Capital Line Note is paid in full. The rate of interest on this Capital Line Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
Any payment not received within ten days of when due may be subject to an additional late charge equal to 5% of the payment due.
If this Capital Line Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for the Capital Line Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Capital Line Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Capital Line Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Capital Line Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Capital Line Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Capital Line Note at a rate in excess of such maximum rate, the rate of interest under this Capital Line Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Capital Line Note.
The terms of this Capital Line Note cannot be changed, nor may this Capital Line Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Capital Line Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Capital Line Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Capital Line Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time. Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Capital Line Note.
This Capital Line Note shall be governed by the laws of the State of New York. Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                      TRAVEL PORTS OF AMERICA, INC.
                                      By:     __________________________
                                      Title:  __________________________


                                EXHIBIT G

                            CAPITAL LOAN NOTE
$__________                                                    July 31, 1998
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 ("Borrower"), promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of ____________________________________ Dollars ($________________) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Capital Loan Note until paid.
Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Capital Loan Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the principal amount outstanding under this Capital Loan Note (which must not be less than $500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Capital Loan Note.
A payment of all interest accrued under this Capital Loan Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds.
In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively a principal payment of $_________ shall be due. All remaining principal and interest shall be due and payable in full on January 31, 2002.
The Borrower may prepay principal under this Capital Loan Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
The rate of interest on this Capital Loan Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
If any sum payable under this Capital Loan Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
If this Capital Loan Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for this Capital Loan Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Capital Loan Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Capital Loan Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Capital Loan Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Capital Loan Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Capital Loan Note at a rate in excess of such maximum rate, the rate of interest under this Capital Loan Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Capital Loan Note.
The terms of this Capital Loan Note cannot be changed, nor may this Capital Loan Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Capital Loan Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Capital Loan Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Capital Loan Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time. Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Capital Loan Note.
This Capital Loan Note shall be governed by the laws of the State of New
York.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.
                                       TRAVEL PORTS OF AMERICA, INC.

                                       By:     __________________________
                                       Title:  __________________________


                                   EXHIBIT H

                      AMENDED AND RESTATED MORTGAGE NOTE
                                   (Belmont)

$114,513.39                                                 November 1, 1997

THIS AMENDED AND RESTATED MORTGAGE NOTE EVIDENCES THE SAME OBLIGATION EVIDENCED BY, AND RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE MORTGAGE NOTE DATED AS OF OCTOBER 23, 1987 IN THE ORIGINAL PRINCIPAL FACE AMOUNT OF $196,488.79 GIVEN BY THE BORROWER IN FAVOR OF THE BANK, AS MODIFIED AND CONSOLIDATED IN THE AMOUNT OF $350,000 BY THE CONSOLIDATION AND EXTENSION AGREEMENT DATED OCTOBER 23, 1987 BETWEEN THE BORROWER AND THE BANK RECORDED
IN LIBER 515, PAGE 73 IN THE OFFICE OF THE ALLEGANY COUNTY CLERK ON OCTOBER 26, 1987.
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 and successor to Roadway Motor Plazas, Inc., ("Borrower") promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 and successor to Norstar Bank, N.A. ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of One Hundred Fourteen Thousand Five Hundred Thirteen Dollars and Thirty Nine Cents ($114,513.39) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid. Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the entire principal amount outstanding under this Note bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected.
The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Note.
A payment of all interest accrued under the Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds.
In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively, commencing November 1, 1997, a principal payment of $5833.32 shall be due. All remaining principal and interest shall be due and payable in full on November 30, 2002.
The Borrower may prepay principal under this Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
The rate of interest on this Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
If any sum payable under this Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
If this Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for this Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
The terms of this Note cannot be changed, nor may this Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Note.
This Note shall be governed by the laws of the State of New York.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                      TRAVEL PORTS OF AMERICA, INC.
                                      By:     __________________________
                                      Title:  __________________________

                                      FLEET BANK
                                      By:     __________________________
                                      Title:  __________________________


                       MORTGAGE MODIFICATION AGREEMENT

THIS MORTGAGE MODIFICATION AGREEMENT is made as of November 1, 1997 between Fleet Bank, successor by merger to Norstar Bank, N.A., with offices at One East Avenue, Rochester, New York 14638 ("Bank") and Travel Ports of America, Inc., formerly known as Roadway Motor Plazas, Inc., with offices at 3495 Winton Place, Building C, Rochester, New York 14623 ("Borrower").
The Bank is the holder of:
Mortgage made by W.W. Griffith Oil Co., Inc. to secure the sum of $300,000 dated January 25, 1982 and recorded in the Office of the Allegany county
Clerk on January 25, 1982 in Liber 431 of Mortgages at page 86
Mortgage made by Borrower to secure the sum of $196,488.79 dated October 23, 1987 and recorded in the Office of the Allegany County Clerk on October 26, 1987 in Liber 515 of Mortgages at page 58 which Mortgages were consolidated and extended by Consolidation and Extension Agreement securing the aggregate sum of $350,000 dated October 23, 1987 and recorded in the Office of the Allegany County Clerk on October 26, 1987 in Liber 515 of Mortgages at page
73 (collectively, the "Mortgage").
The Mortgage is hereby modified and amended to reflect that the terms of the obligation secured thereby are as contained in the Amended and Restated Mortgage Note attached hereto as Exhibit A.
IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officers as of the date first above written.
                                      TRAVEL PORTS OF AMERICA, INC.
                                      By:     __________________________
                                      Title:  __________________________
                                      FLEET BANK
                                      By:     __________________________
                                      Title:  __________________________
STATE OF NEW YORK)
COUNTY OF MONROE) SS.:
On the ___ day of ___________________, 1997, before me personally came
William Burslem III, to me known, who, being by me duly sworn, did depose and say that he resides in the Town of Mendon, New York; that he is the Chief Financial Officer of Travel Ports of America, Inc., the corporation described in the foregoing instrument, and that he executed said instrument by authority of the Board of Directors of said corporation.
                                    ___________________________________
STATE OF NEW YORK)
COUNTY OF MONROE) SS.:
On the ____ day of ___________________, 1997, before me personally came ____________________, to me known, who, being by me duly sworn, did depose and say that (s)he resides at ____________________________; that (s)he is the _________________ of Fleet Bank, the banking corporation described in the foregoing instrument, and that (s)he executed said instrument by authority of the Board of Directors of said banking corporation.



                                  EXHIBIT I

                    AMENDED AND RESTATED DEED OF TRUST NOTE
                                 (Asheville)

THIS AMENDED AND RESTATED DEED OF TRUST NOTE EVIDENCES THE SAME OBLIGATION EVIDENCED BY, AND RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE DEED OF TRUST NOTE DATED AS OF JULY 5, 1988 IN THE ORIGINAL PRINCIPAL FACE AMOUNT OF $2,000,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 and successor to Roadway Motor Plazas, Inc., ("Borrower") promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 and successor to Norstar Bank, N.A. ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of Seven Hundred Fifty Five Thousand Five Hundred Sixty Eight Dollars ($755,568) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.
Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the principal amount outstanding under this Note (which must not be less than $500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Note.
A payment of all interest accrued under this Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds. In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively, commencing November 1, 1997, a principal payment of $33,333 shall be due. All remaining principal and interest shall be due and payable in full on June 30, 2003.
The Borrower may prepay principal under this Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
The rate of interest on this Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
If any sum payable under this Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
If this Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for this Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement or a default in the performance of or compliance with any one of the covenants and conditions of the Deed of Trust to Beth
Ela Wilkens, Trustee, dated July 5, 1988.
This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
The terms of this Note cannot be changed, nor may this Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights. Borrower agrees to remain bound until the principal and interest are paid in full and agrees that its liabilities shall not be diminished or affected by an extension of time for payment (or the performance of any obligation under this Note) which may be granted from time to time, even though the period of extension may be indefinite, or by any change by way of release, surrender, or substitution of any collateral securing this Note. Borrower waives any right to require Bank to pursue any remedy or legal right which it may have against any party or property securing this Note.
Bank may set off toward payment of any obligations under this Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Note.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.
This Note is secured by a Deed of Trust to Beth Ela Wilkens, Trustee dated July 5, 1988.
Each reference herein to this Note (or to its terms and provisions) shall also be deemed to refer to all of the terms and provisions of the Deed of Trust, and for any other instrument, including a loan agreement, if any, evidencing or securing the obligations provided for in this Note, all of which shall be construed and applied consistently with the laws of the State of North Carolina, and to the extent not inconsistent therewith, the laws of the State of New York.
Each of the undersigned has adopted as his seal the word "SEAL" appearing beside his signature.

                               TRAVEL PORTS OF AMERICA, INC.   (Seal)
                               (formerly known as Roadway Motor Plazas, Inc.)

                               By:     __________________________
                               Title:  __________________________

                               FLEET BANK    (Seal)
                               (successor by merger to Norstar Bank, N.A.)

                               By:     __________________________
                               Title:  __________________________

                               EXHIBIT J

                  AMENDED AND RESTATED MORTGAGE NOTE
                               (Porter)

$1,809,072                                                  November 1, 1997

THIS AMENDED AND RESTATED MORTGAGE NOTE EVIDENCES THE SAME OBLIGATION EVIDENCED BY, AND RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE MORTGAGE NOTE DATED AS OF JANUARY 12, 1989 IN THE ORIGINAL PRINCIPAL FACE AMOUNT OF $4,400,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 and successor to Roadway Motor Plazas, Inc., ("Borrower") promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 and successor to Norstar Bank, N.A. ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of One Million Eight Hundred Nine Thousand Seventy-Two Dollars ($1,809,072) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.
Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the entire principal amount outstanding under this Note (which must be at least $500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Note.
A payment of all interest accrued under this Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds.
In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively, commencing November 1, 1997, a principal payment of $73,320 shall be due. All remaining principal and interest shall be due and payable in full on January 12, 2004.
The Borrower may prepay principal under this Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
The rate of interest on this Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
If any sum payable under this Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
If this Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for this Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
The terms of this Note cannot be changed, nor may this Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Note.
This Note shall be governed by the laws of the State of New York.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                       TRAVEL PORTS OF AMERICA, INC.

                                       By:__________________________
                                       Title:_________________________


                                       FLEET BANK

                                       By:__________________________
                                       Title:_________________________


                                EXHIBIT K

                    AMENDED AND RESTATED MORTGAGE NOTE
                             (Lake Station)

$205,556.38                                                 November 1, 1997

THIS AMENDED AND RESTATED MORTGAGE NOTE EVIDENCES THE SAME OBLIGATION EVIDENCED BY, AND RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE MORTGAGE NOTE DATED AS OF JANUARY 12, 1989 IN THE ORIGINAL PRINCIPAL FACE AMOUNT OF $500,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 and successor to Roadway Motor Plazas, Inc., ("Borrower") promises to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 and successor to Norstar Bank, N.A. ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of Two Hundred Five Thousand Five Hundred Fifty-Six Dollars and Thirty-eight Cents ($205,556.38) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid. Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the entire principal amount outstanding under this Note bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected.
The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Note.
A payment of all interest accrued under this Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds.
In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively, commencing November 1, 1997, a principal payment of $8,333 shall be due. All remaining principal and interest shall be due and payable in full on November 30, 1998, provided, however, that the maturity date will be extended automatically to January 12, 2004 if, on or before November 30, 1998 either (i) Borrower has acquired good and marketable title to the real property and improvements covered by the Mortgage dated January 12, 1989 and recorded as Document Number 018060 with the Recorder of Lake County, Indiana, or (ii) the leasehold interest of Borrower covered by such Mortgage has been extended at least through January 12, 2004.
The Borrower may prepay principal under this Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
The rate of interest on this Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
If any sum payable under this Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
If this Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for this Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
The terms of this Note cannot be changed, nor may this Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Note.
This Note shall be governed by the laws of the State of New York.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.

                                         TRAVEL PORTS OF AMERICA, INC.

                                         By:__________________________
                                         Title:_________________________


                                         FLEET BANK

                                         By:__________________________
                                         Title:_________________________


                                  EXHIBIT L

                      AMENDED AND RESTATED MORTGAGE NOTE
                                (Greencastle)
$2,627,396                                                  November 1, 1997
THIS AMENDED AND RESTATED MORTGAGE NOTE EVIDENCES THE SAME OBLIGATION EVIDENCED BY, AND RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE MORTGAGE NOTE DATED AS OF JANUARY 4, 1990 IN THE ORIGINAL PRINCIPAL FACE AMOUNT OF $5,500,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.
Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of October 27, 1997, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement"). FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation, with offices at 3495 Winton Place, Building C, Rochester, New York 14623 and successor to Roadway Motor Plazas, Inc. and successor by merger to ROADWAY REALTY, INC. ("Borrower") jointly and severally promise to pay to FLEET BANK, a New York bank and trust company with offices at One East Avenue, Rochester, New York 14638 and successor to Norstar Bank, N.A. ("Bank"), or order, at One East Avenue, Rochester, New York 14638, or at such other place as may be designated, from time to time, in writing by Payee, the principal sum of Two Million Six Hundred Twenty-Seven Thousand Three Hundred Ninety-Six Dollars ($2, 627,396) in lawful money of the United States of America, with interest thereon (the "Debt") from the date of this Note until paid.
Except to the extent that the LIBOR Rate option described below has been exercised, all outstanding principal amounts under this Note shall bear interest until paid at a rate per annum equal to the Prime Rate plus the Applicable Prime Margin calculated based on actual days elapsed in a year of 360 days, but never exceeding the maximum rate allowed by law. All changes in the interest rate due to a change in the Prime Rate shall take place automatically and without notice to Borrower as of the effective date of the change in the Prime Rate. At the option of the Borrower, however, exercised by giving the Bank notice at least two London Banking Days prior to the first day of any month, the Borrower may elect to have the entire principal amount outstanding under this Note (which must be at least $500,000) bear interest for a LIBOR Interest Period, designated in the notice and commencing on the first day of a month, at a fixed rate equal to the LIBOR Rate plus the Applicable LIBOR Margin as of the date two London Banking Days prior to the LIBOR Interest Period selected. The LIBOR Interest Period shall be either one-month, two months, or three months, as elected by the Borrower. The Borrower may make a maximum of six LIBOR Rate elections per year related to this Note.
A payment of all interest accrued under this Note with respect to principal which bears interest based upon the Prime Rate shall be due on the first day of each month, and a payment of all interest accrued with respect to principal for which a LIBOR Interest Period has been elected shall be due on the last day of each such respective LIBOR Interest Period. All payments shall be in lawful money of the United States in immediately available funds.
In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively, commencing November 1, 1997, a principal payment of $91,698 shall be due. All remaining principal and interest shall be due and payable in full on January 4, 2005.
The Borrower may prepay principal under this Note at any time. Any prepayment of principal covered by a rate of interest based upon the LIBOR Rate on a date other than the last day of the applicable LIBOR Interest Period must be accompanied by a payment of Break Costs. All principal prepayments shall be applied in inverse order of maturity.
The rate of interest on this Note may be increased under the circumstances provided in the Credit Agreement. The right of Bank to receive such increased rate of interest shall not constitute a waiver of any other right or remedy of Bank.
If any sum payable under this Note is not paid within 10 days after the date on which it is due, Borrower shall pay a late charge of five percent (5%) of such unpaid sum.
If this Note or any payment hereunder becomes due on a Saturday, Sunday or other holiday on which the Bank is authorized to close, the due date for this Note or payment shall be extended to the next succeeding business day, but any interest or fees shall be calculated based upon the actual time of payment.
This Note shall, at the Bank's option, become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, upon the happening of any Event of Default under the Credit Agreement.
This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest on the principal balance of this
Note at a rate which could subject Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, Borrower is at any time required or obligated to pay interest on the principal balance of this Note at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.
The terms of this Note cannot be changed, nor may this Note be discharged in whole or in part, except by a writing executed by the holder. In the event that holder demands or accepts partial payments of this Note, such demand or acceptance shall not be deemed to constitute a waiver of the right to demand the entire unpaid balance of this Note at any time in accordance with the terms hereof. Any delay by holder in exercising any rights hereunder shall not operate as a waiver of such rights.
Bank may set off toward payment of any obligations under this Note any indebtedness due or to become due from Bank to Borrower and any moneys or other property of Borrower in possession of Bank at any time.
Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Note.
This Note shall be governed by the laws of the State of New York.
Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.
                                          TRAVEL PORTS OF AMERICA, INC.
                                          By:__________________________
                                          Title:_________________________

                                          FLEET BANK
                                          By:__________________________
                                          Title:_________________________


                     NOTE AND WARRANT PURCHASE AGREEMENT
                                  BETWEEN
                        TRAVEL PORTS OF AMERICA, INC.
                                    AND
                        CEPHAS CAPITAL PARTNERS, L.P.

                         $2,000,000 Principal Amount
           7.81% Convertible Subordinated Note Due December 4, 2007

                  Warrant for 40,000 Shares of Common Stock,
               Par Value $.01 Per Share (subject to adjustment)

                        Dated as of December 4, 1997



                            TABLE OF CONTENTS

Section                                                                 Page
1.      AUTHORIZATION AND CLOSING                                          1

        1.1     Authorization of the Note and the Warrant                  1
        1.2     Purchase and Sale of the Note and the Warrant              1
        1.3     Application and Closing Fees and Expenses                  1
        1.4     The Closing                                                2

2.      PREPAYMENTS AND PURCHASE OF NOTES                                  2

        2.1     Required Prepayments                                       2
        2.2     Option Prepayments                                         2
        2.3     Optional Prepayment Notice                                 2
	2.4	Purchase of Note on Decrease in
                Consolidated Net Worth                                     3
        2.5     Purchase of Note on Change of Control                      3
        2.6     Accelerated Payment and Prepayment Premium                 3

3.      PURCHASER'S CONDITIONS                                             4

        3.1     Representations and Warranties; Covenants                  4
        3.2     Performance: No Default                                    4
        3.3     Consents                                                   4
        3.4     Securities Law Compliance                                  4
        3.5     Compliance with Applicable Laws                            5
        3.6     Proceedings                                                5
        3.7     Registration Agreement                                     5
        3.8     Opinion of the Company's Counsel                           5
        3.9     Closing Fee and Transaction Expenses                       5
        3.10    Subsidiary Guaranty                                        5
        3.11    Closing Documents                                          5

4.      AFFIRMATIVE COVENANTS                                              6

        4.1     Financial Statements and Other Information                 6
        4.2     Inspection Rights                                          8
        4.3     Maintenance of Properties, Etc.                            8
        4.4     Current Public Information                                 9
        4.5     SBIC Regulatory Provisions                                 9
        4.6     Regulatory Compliance Cooperation                         10

5.      NEGATIVE COVENANTS                                                10

        5.1     Certain Restrictions                                      10
	5.2	Restriction on Payment of Dividends and
                Stock Repurchases                                         11
        5.3     Restriction on Transfer with Affiliates                   13
        5.4     Incurrence of Indebtedness                                13
        5.5     Liens and Encumbrances                                    13
        5.6     Disposition of Property                                   14
        5.7     Loans                                                     14
        5.8     Investments                                               14
        5.9     New Business; Acquisitions                                14
        5.10    Merger, Etc.                                              15
        5.11    Liquidation                                               15
        5.12    Material Agreements                                       16
        5.13    Corporate Documents                                       16
        5.14    Usury Laws                                                16
        5.15    Prohibited Use of Proceeds                                17
        5.16    Investment Company Act                                    17

6.      TRANSFER OF RESTRICTED SECURITIES                                 17

        6.1     Investment Representations                                17
        6.2     Restrictions on Transfers                                 17
        6.3     Legend                                                    17
        6.4     Opinion Delivery                                          18
        6.5     Rule 144A                                                 18
        6.6     Legend Removal                                            18

7.      COMPANY REPRESENTATIONS AND WARRANTIES                            18

        7.1     Organization, Corporate Power and Licenses                18
        7.2     Capital Stock and Related Matters                         19
        7.3     Subsidiaries; Investments                                 19
        7.4     Authorization; No Breach                                  20
        7.5     Financial Statements                                      20
        7.6     Absence of Undisclosed Liabilities                        21
        7.7     No Material Adverse Change                                21
        7.8     Absence of Certain Developments                           21
        7.9     Assets                                                    22
        7.10    Tax Matters                                               23
        7.11    Contracts and Commitments                                 24
        7.12    Intellectual Property Rights                              24
        7.13    Litigation, Etc.                                          24
        7.14    Brokerage                                                 25
        7.15    Governmental Consent, Etc.                                25
        7.16    Insurance                                                 25
        7.17    Employees                                                 25
        7.18    ERISA                                                     25
        7.19    Compliance With Laws                                      26
        7.20    Small Business Matters                                    26
        7.21    Affiliated Transactions                                   27
        7.22    Investment Company                                        27
        7.23    Margin Securities                                         27
        7.24    Disclosure                                                27
        7.25    Reports with the Securities and Exchange Commission       27
        7.26    Closing Date                                              28

8.      CONVERSION OF NOTE                                                28

        8.1     Conversion Rights and Procedures                          28
        8.2     Conversion Price                                          30

9.      SUBORDINATION                                                     35

        9.1     Subordination                                             35
        9.2     Liquidation; Dissolution; Bankruptcy                      35
        9.3     Default on Senior Indebtedness                            36
        9.4     Acceleration of Securities                                37
        9.5     Limitation on Right of Action                             38
        9.6     When Distribution Must be Paid Over                       38
        9.7     Notice                                                    38
        9.8     Subrogation                                               39
        9.9     Relative Rights                                           39
        9.10    Subordination May Not be Impaired by Company              40
        9.11    Ranking of Securities                                     40

10.     DEFAULTS AND REMEDIES                                             40

        10.1    Events of Default                                         40
        10.2    Acceleration                                              41
        10.3    Other Remedies                                            42
        10.4    Appointment of Director                                   42

11.     MISCELLANEOUS                                                     42

        11.1    Notices; Reporting Date                                   42
        11.2    Survival of Representations and Warranties                43
        11.3    Successors and Assigns                                    43
        11.4    Severability                                              43
        11.5    Counterparts                                              43
        11.6    Descriptive Headings, Interpretation                      44
        11.7    Governing law                                             44
        11.8    Consideration for Warrants                                44
        11.9    No Strict Construction                                    44
        11.10   Indemnification                                           44
        11.11   Payment Set Aside                                         45

	This NOTE AND WARRANT PURCHASE AGREEMENT, dated as of December 4, 1997 between TRAVEL PORTS OF AMERICA, INC., a New York corporation (the "Company") and CEPHAS CAPITAL PARTNERS, L.P., a New York limited partnership (the "Purchaser"). Certain defined terms used herein have the meanings given thereto in Appendix A attached hereto.

	The parties hereto agree as follows:

                                      ARTICLE 1
                              AUTHORIZATION AND CLOSING

	Section 1.1	Authorization of the Note and the Warrant.  The
        Company shall authorize the issuance and sale to the Purchaser of (a) its Subordinated Convertible Note (together with any notes issued in exchange therefor or replacement thereof, the "Note") in an aggregate principal amount of $2,000,000.00 to be dated the Closing Date, to mature December 4, 2007 , to bear interest on the unpaid principal balance thereof from the Closing Date until the principal thereof shall become due and payable quarterly in arrears on the first day of each March, June, September and December of each year, commencing March 1, 1998, at the rate of 7.81% per annum and on overdue principal, premium and interest at the rate specified therein, to be subordinated and convertible into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), on the terms set forth herein and to have the other terms and conditions and be in the form set forth in Exhibit A attached hereto and (b) its Stock Purchase Warrant evidencing the right to acquire an aggregate of forty thousand (40,000) shares of Common Stock (subject to adjustment) at an initial exercise price of $5.16 per share of Common Stock, exercisable from the Closing Date through December 4, 2007 on the terms and conditions and in the form set forth in Exhibit B attached hereto (together with any warrants issued in exchange therefor or replacement thereof, the "Warrant" and together with the Note, the "Securities").

	Section 1.2	Purchase and Sale of the Note and the Warrant.  At the
        Closing, the Company shall issue and sell to the Purchaser and, subject to the terms and conditions set forth herein and in reliance upon the Company's representations and warranties herein, the Purchaser shall purchase from the Company the Note at an aggregate purchase price of $2,000,000.00 and the Warrant at an aggregate purchase price of $100.00.

	Section 1.3	Application and Closing Fees and Expenses.  In
        consideration for purchasing the Securities and providing pre-closing services, at or prior to the Closing, the Company shall pay the Purchaser a $20,000.00 application fee and a $80,000 closing fee which shall be fully earned and non-refundable as of the Closing. The Purchaser acknowledges that as of December 4, 1997, the Company has paid to the Purchaser $25,000 towards such fees, leaving a $75,000 balance for these fees due and owing at Closing. The Purchaser also agrees to pay at Closing all fees, expenses and disbursements incurred by the Purchaser at or prior to the Closing in connection with the transactions contemplated herein, including, without limitation, the fees, expenses and disbursement of the Purchaser's counsel.

	Section 1.4	The Closing.  The closing of the purchase and sale of
        the Securities (the "Closing") shall take place at the offices of Woods, Oviatt, Gilman, Sturman & Clarke LLP, at 10:00 a.m. on December 4, 1997, or at such other place or on such other date as may be mutually agreeable to the Company and the Purchaser (the "Closing Date"). At the Closing, the Company shall deliver to the Purchaser instruments evidencing the Securities, payable to the order of the Purchaser or its nominee or registered in the Purchaser's or its nominee's name, respectively, against payment of the purchase price thereof by a cashier's or certified check, or by wire transfer of immediately available funds to the Company's account at Fleet Bank in accordance with wire instructions provided by the Company.

                                      ARTICLE 2
                          PREPAYMENTS AND PURCHASE OF NOTES

	Section 2.1	Required Prepayments.  In addition to paying the
        entire outstanding principal amount of and interest due on the Note on the maturity date thereof, commencing on December 4, 2002 and continuing thereafter on the 4th day of each subsequent March, June, September and December of each year thereafter until the Note is paid in full, the Company shall apply to the prepayment of the Note, without the premium described in Section 2.6, the sum of $100,000.00 and such principal amounts of the Note, together with interest thereon to the prepayment date, shall become due and payable on such prepayment dates. All remaining unpaid principal, together with accrued and unpaid interest thereon shall become due and payable on the Note's stated maturity date (i.e., December 4, 2007).

	Section 2.2	Optional Prepayments.  The Company may, at its option,
        upon notice as set forth in Section 2.3, prepay the Note in whole at any time, or from time to time in part (and if in part, only in integral multiples of $100,000.00 or such lesser principal amount thereof as shall then be outstanding), at an amount equal to sum of
        (a) 100% of the principal amount so prepaid, (b) all accrued and unpaid interest thereon through the prepayment date and (c) the applicable premium due under Section 2.6. Any prepayment made on the Note by the Company pursuant to this Section 2.2 shall reduce its obligation to make any prepayment required by Section 2.1 and shall be applied to the prepayments required by Section 2.1 in inverse order of maturity.

	Section 2.3	Optional Prepayment Notice.  In the case of an
        optional prepayment under Section 2.2, the Company shall give the Purchaser prior written notice thereof at least forty-five (45) days in advance of the fixed prepayment date thereof (unless a shorter notice shall be satisfactory to the Purchaser). Each notice shall specify the fixed prepayment date, the principal amount of the Note to be prepaid on such date and the accrued interest and premium to be paid therewith. Upon the Company giving a prepayment notice pursuant to this Section 2.3, the principal amount specified in the notice to be prepaid, the accrued and unpaid interest thereon and the applicable premium shall become all due and payable on the prepayment date.

	Section 2.4	Purchase of Note on Decrease in Net Worth.  In the
        event that the Company's Consolidated Net Worth as at the last day of any fiscal quarter ending after the date hereof is equal to or less than $5,000,000 (the "Minimum Equity") the Purchaser may require the Company to repay 25% of the principal amount remaining on the Note on the last day of the sixth month thereafter at a purchase price equal to the sum of (a) 100% of the principal amount thereof (b) the accrued and unpaid interest thereon to the date of such repayment and (c) the applicable premium due pursuant to Section 2.6, and the Company shall continue to make like payments semiannually thereafter, until such time as the Note has been paid in full (the obligations to make such payments being hereinafter referred to as "Section 2.4 Mandatory Prepayments"); provided, however, that if the Company's Consolidated Net Worth is above the Minimum Equity as at the last day of any fiscal quarter ending after such payments have commenced, the Company's obligation to make Section 2.4 Mandatory Prepayments on dates after such quarter end shall terminate; further provided, however, that if the Company's Consolidated Net Worth shall thereafter be equal to or less than the Minimum Equity as at the last day of any fiscal quarter ending thereafter, the Company's semiannual Section 2.4 Mandatory Prepayment shall again commence on the last day of the sixth month thereafter. Section 2.4 Mandatory Prepayments shall not reduce the Scheduled Prepayments due under Section 2.2.

	Section 2.5	Purchase of Note on Change of Control.  If a Change
        in Control has occurred or the Company obtains knowledge that a Change in Control is proposed to occur, the Company shall give prompt written notice of such Change in Control describing in reasonable detail the material terms and date of consummation thereof to the holder of this Note, but in any event such notice shall not be given later than five
        (5) days after the occurrence of such Change in Control, and the Company shall give the Purchaser prompt written notice of any material change in the terms or timing of such transaction. Upon receipt of a notice of Change in Control, the Purchaser may require the Company to repay all or any portion of the principal amount remaining on the Note by giving written notice to the Company of such election prior to the later of (a) twenty-one (21) days after receipt of the Company's notice and (b) five (5) days prior to the consummation of the Change in Control (the "Expiration Date"). Upon receipt of such election, the Company shall be obligated to pay (a) 100% of the principal amount which the Purchaser has elected to be paid, (b) accrued and unpaid interest thereon to the date of such repayment and (c) the applicable premium due pursuant to Section 2.6. If any proposed Change in Control does not occur, all requests for repayment in connection therewith shall be automatically rescinded, or if there has been a material change in the terms or the timing of the transaction, the Purchaser may rescind its request for repayment by giving written notice of such rescission to the Company.

	Section 2.6	Accelerated Payment and Prepayment Premium.  If the
        Note is prepaid at any time prior to its stated maturity date other than pursuant to Section 2.1, then such accelerated payment or prepayment shall be accompanied by a premium equal to a percentage of the principal amount so paid or prepaid based on the following table:

	Payment Made During
        12 months ended December__              Prepayment
	of the Year Below           		Percentage

		1998				  5.0%
		1999				  5.0%
		2000				  4.0%
		2001				  4.0%
		2002				  3.0%
		2003				  3.0%
		2004				  2.0%
		2005				  2.0%
		2006				  1.0%
		2007				  1.0%

                                   ARTICLE 3
                            PURCHASER'S CONDITIONS

	The Purchaser's obligation to purchase and pay for the Securities at the Closing is subject to the fulfillment to the Purchaser's satisfaction as of the Closing of the following conditions:

	Section 3.1	Representations and Warranties; Covenants.  All
        representations and warranties made by the Company herein and in any other agreement, certificate or instrument furnished to the Purchaser in connection herewith, shall be true and correct in all material respects when made and as of the Closing as though then made, except to the extent of changes caused by the transactions expressly contemplated herein.

	Section 3.2	Performance: No Default.  The Company shall have
        performed all agreements and complied with all conditions contained herein required to be performed or complied with by it prior to or at the Closing and, at the time of the Closing, no Default or Event of Default shall exist.

	Section 3.3	Consents.  The Company shall have received all third
        party and governmental consents, approvals and filings required in connection with the consummation of the transactions hereunder, including the consent of Fleet Bank and the holders of any preemptive rights or rights of first refusal.

	Section 3.4	Securities Law Compliance.  The Company shall have
        made all filings under all applicable federal and state securities laws necessary to consummate the issuance of the Securities pursuant to this Agreement in compliance with such laws.

	Section 3.5	Compliance with Applicable Laws.  The purchase of the
        Securities by the Purchaser hereunder shall not be prohibited by any applicable law or governmental rule or regulation and shall not subject the Purchaser to any penalty, liability or, in the Purchaser's sole judgement, other onerous condition under or pursuant to any applicable law or governmental rule or regulation, and the purchase of the Securities by the Purchaser hereunder shall be permitted by laws, rules and regulations of the jurisdictions and governmental authorities and agencies to which the Purchaser is subject.

	Section 3.6	Proceedings.  All corporate and other proceedings
        taken or required to be taken by the Company in connection with the transactions contemplated hereby to be consummated at or prior to the Closing and all documents incident thereto shall be reasonably satisfactory in form and substance to the Purchaser and its counsel.

	Section 3.7	Registration Agreement.  The Company and the Purchaser
        shall have entered into a registration agreement in form and substance as set forth in Exhibit C attached hereto (the "Registration Agreement"), and the Registration Agreement shall be in full force and effect as of the Closing.

	Section 3.8	Opinion of the Company's Counsel.  The Purchaser shall
        have received from Gullace & Weld, counsel for the Company, an opinion with respect to the matters set forth in Exhibit D attached hereto, which shall be addressed to the Purchaser, dated the date of the Closing and be in form and substance reasonably satisfactory to the Purchaser.

	Section 3.9	Closing Fee and Transaction Expenses.  At the Closing,
        the Company shall have paid to the Purchaser in immediately available funds the unpaid portion of the application and closing fees together with all expenses and disbursements due the Purchaser pursuant to
        Section 1.3.

	Section 3.10	Subsidiary Guaranty.  At the Closing, the Company's
        Subsidiaries shall execute and deliver to Purchaser a guaranty of payment of the Note and all other Indebtedness of the Company to the Purchaser, now existing or hereafter arising which shall be in the form of Exhibit E attached hereto.

	Section 3.11	Closing Documents.  The Company shall have delivered
        to the Purchaser all of the following documents:

		(a)	an Officers' Certificate, dated the Closing Date,
                stating that the conditions specified in Sections 3.1 through 3.4, inclusive, have been fully satisfied;

		(b)	certified copies of the resolutions duly adopted by
                the Company's Board of Directors authorizing the execution, delivery and performance of this Agreement, Note, the Warrant, the Registration Agreement and each of the other agreements contemplated hereby, the issuance and sale of the Securities, the reservation for issuance upon conversion of the Note and the exercise of the Warrant of an aggregate of 505,117 shares of Common Stock and the consummation of all other transactions contemplated by this Agreement;

		(c)	certified copies of the Company's Certificate of
                Incorporation and By-Laws, each as in effect at the Closing;

		(d)	copies of all third party and governmental consents,
                approvals and filings required in connection with the consummation of the transactions hereunder (including the Fleet Bank consent and waivers of all preemptive rights and rights of first refusal);

		(e)	duly completed and executed SBA Forms 480 and 652
                together with a three (3) year business plan showing the Company's financial projections and a written statement from the Company regarding its intended use of proceeds received from the issuance of the Securities; and

		(f)	such other documents relating to the transactions
                contemplated by this Agreement as the Purchaser or its counsel may reasonably request.
	Any condition specified in this Article 3 may be waived by the Purchaser; provided that no such waiver shall be effective unless it is set forth in a writing executed by the Purchaser.

                                      ARTICLE 4
                                AFFIRMATIVE COVENANTS

	Section 4.1	Financial Statements and Other Information.  The
        Company shall deliver to the Purchaser:

		(a) 	as soon as available but in any event within sixty
                (60) days after the end of each fiscal quarter of each Fiscal Year, unaudited consolidated statements of income and cash flows of the Company and its Subsidiaries for such quarterly period and for the period from the beginning of the fiscal year to the end of such quarter, and unaudited consolidating and consolidated balance sheets of the Company and its Subsidiaries as of the end of such quarterly period, setting forth in each case comparisons to the Company's annual budget and to the corresponding period in the preceding fiscal year, and all such statements shall be prepared in accordance with generally accepted accounting principles, consistently applied, subject to the absence of footnote disclosures and to normal year-end adjustments for recurring accruals, and shall be certified by the Company's Chief Financial Officer;

		(b)	accompanying the financial statements referred to in
                Section 4.1(a) an Officers' Certificate stating that there is no Default or Event of Default in existence and that neither the Company nor any of its Subsidiaries is in default under any of its other material agreements or, if any Default or Event of Default or any such default exists, specifying the nature and period of existence thereof and what actions the Company and its Subsidiaries have taken and propose to take with respect thereto;

		(c)	within ninety (90) days after the end of each fiscal
                year, consolidating and consolidated statements of income and cash flows of the Company and its Subsidiaries for such fiscal year, and consolidating and consolidated balance sheets of the Company and its Subsidiaries as of the end of such fiscal year, setting forth in each case comparisons to the Company's annual budget and to the preceding fiscal year, all prepared in accordance with generally accepted accounting principles, consistently applied, and accompanied by (i) with respect to the consolidated portions of such statements, an opinion containing no exceptions or qualifications of an independent accounting firm of recognized national standing, (ii) a certificate from such accounting firm, stating that in the course of its examination in connection with its customary annual audit nothing came to its attention that caused it to believe that there was a Default or Event of Default in existence or that there was any other default by the Company or any Subsidiary in the fulfillment of or compliance with any of the terms, covenants, provisions or conditions of any other material agreement to which the Company or any Subsidiary is a party or, if such accountants have reason to believe any Default or Event of Default or other default by the Company or any Subsidiary exists, a certificate specifying the nature and period of existence thereof and (iii) a copy of such firm's annual management letter to the Board of Directors;

		(d)	promptly upon receipt thereof, any additional reports,
                management letters or other detailed information concerning significant aspects of the Company's operations or financial affairs given to the Company by its independent accountants (and not otherwise contained in other materials provided to the Purchaser pursuant hereto);

		(e)	at least forty-five (45) days after each Fiscal Year
                end, a budget prepared on a monthly basis for the Company and its Subsidiaries for the next succeeding Fiscal Year and on an annual basis for the second and third succeeding Fiscal Years (displaying in each case anticipated statements of income and cash flows and balance sheets), and promptly upon preparation thereof any other significant budgets prepared by the Company and any revisions of such budget, and within thirty (30) days after any monthly period in which there is a material adverse deviation from the annual budget, a written explanation of such deviation;

		(f)	promptly (but in any event within five (5) business
                days) after the discovery or receipt of notice of any Default or Event of Default, any default under any other material agreement to which it or any of its Subsidiaries is a party, any condition or event which has resulted in or is reasonably likely to result in any material liability under any federal, state or local statute or regulation relating to public health and safety, worker health and safety or pollution or protection of the environment or any other material adverse change, event or circumstance affecting the Company or any Subsidiary (including the filing of any material litigation against the Company or any Subsidiary or the existence of any dispute with any Person which involves a reasonable likelihood of such litigation being commenced), an Officers' Certificate specifying the nature and period of existence thereof and what actions the Company and its Subsidiaries have taken and propose to take with respect thereto;

		(g)	within ten (10) days after transmission thereof,
                copies of all financial statements, proxy statements, reports and any other general written communications which the Company sends to its shareholders or to its Subsidiaries' shareholders and copies of all registration statements and all regular, special or periodic reports which it or its Subsidiaries file, or any of its officers or directors file with respect to the Company, with the SEC or with any securities exchange on which any of its securities are then listed, and copies of all press releases and other statements made available generally by the Company to the public concerning material developments in the Company's and its Subsidiaries' businesses; and

		(h)	with reasonable promptness, such other information and
                financial data concerning the Company and its Subsidiaries as the Purchaser may reasonably request.

Each of the financial statements referred to in Section 4.1(a) and (c) shall be true and correct in all material respects as of the dates and for the periods stated therein, subject, in the case of the unaudited financial statements, to changes resulting from normal year-end adjustments for recurring accruals (none of which would, alone or in the aggregate, be materially adverse to the financial condition, operating results, assets, operations or business prospects of the Company and its Subsidiaries taken as a whole).

	Section 4.2	Inspection Rights.  The Company shall permit, and
        cause each of its Subsidiaries to permit, any representatives designated by the Purchaser, upon reasonable notice and during normal business hours and at such other times as the Purchaser may reasonably request, to (a) visit and inspect any of their properties, (b) examine the corporate and financial records and make copies thereof or extracts therefrom and (c) discuss the affairs, finances and accounts of any such corporations with their directors, officers and key employees. The Company consents to its independent accountants participating in discussions with such persons.

	Section 4.3	Maintenance of Properties, Etc.  The Company shall,
        and shall cause each of its Subsidiaries to:

		(a)	 Maintain its properties and assets in good working
                order and condition and make all necessary repairs, renewals, replacements, additions, betterments and improvements thereto.

		(b)	Maintain with financially sound and reputable
                insurers such insurance as may be required by law and such other insurance, to such extent and against such hazards and liabilities, as is customarily maintained by companies similarly situated.

		(c)	Discharge when payable all material taxes, assessments
                and governmental charges imposed upon its properties or upon the income or profits therefrom (in each case before the same becomes delinquent and before penalties accrue thereon) and all material claims for labor, materials or supplies which if unpaid would by law become a Lien upon any of its property unless and to the extent that the same is being contested in good faith and by appropriate proceedings and adequate reserves (as determined in accordance with generally accepted accounting principles, consistently applied) have been established on its books with respect thereto;

		(d)	Comply with all other material obligations which it
                incurs pursuant to any contract or agreement, whether oral or written, express or implied, as such obligations become due, unless and to the extent that the same are being contested in good faith and by appropriate proceedings and adequate reserves (as determined in accordance with generally accepted accounting principles, consistently applied) have been established on its books with respect thereto;

		(e)	Keep true books of records and accounts in which full
                and correct entries will be made of all its business transactions, in accordance with sound business practices, and reflect in its financial statements adequate accruals and appropriations to reserves, all in accordance with generally accepted accounting principles.

		(f)	Comply with all statutes, laws, ordinances, or
                government rules and regulations to which it is subject, noncompliance with which would materially adversely affect the business, prospects, earnings, properties, assets or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole.

	Section 4.4	Current Public Information.  The Company shall file
        all reports required to be filed by it under the Securities Act and the Securities Exchange Act and the rules and regulations adopted by the SEC thereunder and shall take such further action as the Purchaser may reasonably request, all to the extent required to enable the Purchaser to sell Restricted Securities pursuant to (a) Rule 144 adopted by the SEC under the Securities Act (as such rule may be amended from time to time) or any similar rule or regulation hereafter adopted by the SEC or (ii) a registration statement on Form S-2 or S-3 or any similar registration form hereafter adopted by the SEC. Upon request, the Company shall deliver to any the Purchaser a written statement as to whether it has complied with such requirements.

	Section 4.5	SBIC Regulatory Provisions.

		(a)	Within seventy-five (75) days after the Closing and
                thereafter at the time that the Company delivers its quarterly financial statements to the Purchaser pursuant to Section 4.1(a) until all of the proceeds from the Financing provided hereunder have been used by the Company and its Subsidiaries, the Company shall deliver to the Purchaser an Officers' Certificate describing in reasonable detail the use of the proceeds of the Financing hereunder by the Company and its Subsidiaries. In addition to any other rights granted hereunder, the Company shall permit the Purchaser and the United States Small Business Administration (the "SBA") access to the Company's records for the purpose of verifying the use of such proceeds.

		(b)	Upon the occurrence of an SBIC Regulatory Violation or
                in the event that the Purchaser determines in its reasonable good faith judgment that a SBIC Regulatory Violation has occurred, in addition to any other rights and remedies to which it may be entitled as a holder of the Note, the Warrant any and Common or other Capital Stock issuable pursuant thereto, the Purchaser shall have the right to the extent required under the SBIC Regulations to demand the immediate repurchase of the Note, the Warrant and all Common Stock or other Capital Stock issuable pursuant thereto at a price equal to the aggregate unpaid principal amount of the Note together with any accrued and unpaid interest thereon, any premium due pursuant to Section 2.6 and the amount paid for such stock, plus all accrued or declared and unpaid dividends thereon, by delivering written notice of such demand to the Company. The Company shall pay the purchase price for all such securities by a cashier's or certified check or by wire transfer of immediately available funds to the Purchaser within thirty (30) days after the Company's receipt of the demand notice, and upon such payment, the Purchaser shall deliver the instruments and certificates evidencing the securities to be repurchased duly endorsed for transfer or accompanied by duly executed forms of assignment.

		(c)	The Company shall use the proceeds of the Financing
                provided hereunder solely for working capital and other purposes complying with the SBA Regulations, consistent with representations and warranties made by the Company to the Purchaser hereunder.

	Section 4.6	Regulatory Compliance Cooperation.  In the event that
        the Purchaser determines that it has a Regulatory Problem (as defined below), the Company shall take all such actions as are reasonably requested by the Purchaser in order to effectuate and facilitate any transfer by the Purchaser of any securities of the Company then held by the Purchaser to any person designated by the Purchaser to alleviate such Regulatory Problem.

                                   ARTICLE 5
                              NEGATIVE COVENANTS

        Section 5.1 Certain Restrictions. The Company will not, and will not permit any of its Subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction on the ability of (a) the Company to perform the provisions of this Agreement, the Note, the Warrant or the Registration Agreement or (b) any Subsidiary to (i) pay dividends or make any other distributions on its Capital Stock or any other interest or participation in, or measured by, its profits, owned by the Company or any of the Subsidiaries or pay any Indebtedness owed to the Company or any of the Subsidiaries, (ii) make loans or advances to the Company or any of the Subsidiaries or (iii) transfer any of its properties or assets to the Company or any of its Subsidiaries, except for such encumbrances or restrictions as are listed on the Schedule of Restrictions and Liens attached hereto, including any renewal, refunding or refinancing thereof in principal amounts not greater than exists on the date hereof, and encumbrances or restrictions existing under or by reason of (1) this Agreement, (2) applicable law, (3) any instrument governing Indebtedness or capital stock of a Person acquired by the Company, or any of its Subsidiaries, in existence at the time of such acquisition (but not in connection with such acquisition), including any renewals, refundings or refinancing thereof in principal amounts not greater than exists on the date of acquisition, provided, that, the restrictions contained in such renewals, refundings or refinancing are no more restrictive than those contained in such instrument at the time of such acquisition, which encumbrance or restriction is not applicable to any Person, or to the properties or assets of any Person, other than the Person, or the property or assets of the Person so acquired by the Company or its Subsidiaries, (4) by reason of customary non-assignment provisions in leases entered into in the ordinary course of business and consistent with past practices (5) with respect to clause (3) above, purchase money obligations for property acquired in the ordinary course of business, or (6) the Bank Credit Documents.

	Section 5.2	Restriction on Payment of Dividends and Stock
        Repurchases. The Company may not, directly or indirectly: (a) declare or pay any dividend on, or make any distribution with respect to any shares of its Capital Stock of any class (other than dividends or distributions payable in shares of Common Stock issued with respect to outstanding shares of Common Stock) or (b) purchase, redeem or otherwise acquire or retire for value any Equity Interest of the Company, any Subsidiary or other Affiliate (other than Equity Interests owned by the Company or any Subsidiary) or (c) permit any Subsidiary to declare or pay any dividend on, or make any contribution to its shareholders of, any shares of its capital stock, except to the Company or any Subsidiary (other than dividends or distributions payable in its common stock or the Common Stock of the Company issued with respect to outstanding shares of the Subsidiary's Common Stock) or (d) permit any Subsidiary to purchase, redeem or otherwise acquire or retire for value any Equity Interests of the Company or any Affiliate (other than any Equity Interests owned by the Company or any Subsidiary) (such dividends, distributions, purchases, redemptions or other acquisitions or retirements being collectively referred to as "Restricted Payments") if at the time of such Restricted Payment:

		(a)	a Default or an Event of Default shall exist and be
                continuing or shall occur as a consequence thereof; or

		(b)	if, upon giving effect to such Restricted Payment,
                the aggregate amount expended for all such Restricted Payments subsequent to the Closing shall exceed the sum of the following less all Restricted Payments made since October 31, 1997:

			(i)	twenty-five percent (25%) of the aggregate
                        Consolidated Net Income of the Company accrued during fiscal quarters ending subsequent to October 31, 1997;

			(ii)	the aggregate net proceeds, including cash and
                        the fair market value of property other than cash (as reasonably determined in good faith by the Board of Directors as evidenced by a board resolution certified to the Purchaser), received subsequent to the Closing by the Company from the issue or sale (other than to a Subsidiary) of Capital Stock of the Company (other than Capital Stock subject to redemption under any circumstances prior to the maturity of the Note pursuant to a written agreement or instrument (collectively, "Disqualified Stock")) or of warrants to purchase such Capital Stock (other than warrants to purchase such Disqualified Stock) other than in connection with the conversion of any Indebtedness;

			(iii)	the aggregate net proceeds received by the
                        Company subsequent to the Closing from the issue or sale (other than to a Subsidiary) of any debt securities or Disqualified Stock of the Company, if, at such time, such debt securities or Disqualified Stock, as the case may be, have been converted into Capital Stock of the Company other than Disqualified Stock; and

			(iv)	$250,000.00.

                For purposes of any calculation pursuant to the preceding sentence which is required to be made within sixty (60) days after the declaration of a dividend by the Company or any Subsidiary, such dividend shall be deemed to be paid at the date of declaration, and the subsequent payment of such dividend during such sixty (60) day period shall not be treated as an additional Restricted Payment.

		(c)	The Purchaser shall have received an Officers'
                Certificate at least 15 days prior to the applicable record or purchase date for any planned Restricted Payment, certifying that each of the conditions to the Restricted Payment listed above have been met and detailing the calculation required by Section 5.2(b).

		(d)	Notwithstanding the foregoing, the provisions of this
                Section 5.2 will not prevent (i) the payment of any dividend within sixty (60) days after the date of declaration if the payment complied with the requirements of this Section 5.2 on the date of declaration; or (ii) the retirement of any shares of the Company's Capital Stock by exchange for, or out of the proceeds of the substantially concurrent sale (other than to a Subsidiary) of, other shares of its Common Stock (other than any Disqualified Stock), and neither such retirement nor the proceeds of any such sale or exchange shall be included in any computation made under this Section 5.2.

	Section 5.3	Restriction on Transfer With Affiliates.  The Company
        will not, nor permit any Subsidiary to, directly or indirectly, (a) enter into or permit to exist any transaction, including, without limitation, the purchase, sale, lease or exchange of any property, or the rendering of any service, with any Affiliate of the Company or any officer or director of the Company or any Affiliate of such officer or director, on terms that are less favorable to the Company or such Subsidiary, as the case may be, than those which might be obtained at the time of such transaction from persons who are not Affiliates on an arms length basis or (c) purchase securities of any Affiliate or a Person controlled by any Affiliate. The restrictions in this Section
        5.3 shall not apply to intercompany advances or bona fide transactions with or between Subsidiaries and/or the Company to the extent otherwise permitted in this Agreement.

	Section 5.4	Incurrence of Indebtedness.  The Company will not,
        nor permit any of its Subsidiaries to, directly or indirectly, create, incur, issue, purchase, assume, guarantee or become liable with respect to, contingently or otherwise, or extend the maturity of, any Indebtedness except for: (a) the Senior Indebtedness; (b) the Senior Subordinated Indebtedness; (b) other Indebtedness of the Company outstanding as of October 30, 1997; (d) Capitalized Lease obligations, letters of credit to finance trade payables, in each case to the extent incurred in the ordinary course of business of the Company and its Subsidiaries; (e) Indebtedness of the Company or a Subsidiary of the Company secured by Liens on assets used in the ordinary course of business by the Company or any Subsidiary, the value of which equals at least fifty percent (50%) of the outstanding principal amount of such Indebtedness; (f) Indebtedness which is expressly junior in right of payment to the Company Indebtedness to the Purchaser on terms and conditions satisfactory to the Purchaser; (g) any amendment, removal, extension or refunding of Indebtedness described in clauses
        (a) through (f), provided that the principal amount thereof is not increased and no changes are made thereto which, in the Purchaser's opinion, are materially adverse to the Purchaser; (h) endorsements of negotiable instruments for deposit or collection in the ordinary course of business; or (i) the Bank Credit Documents.

	Section 5.5	Liens and Encumbrances.  The Company will not, and
        will not permit any of its Subsidiaries to, create or suffer to exist any Lien in respect of any property or assets of any character whether owned now or hereafter other than: (a) any Lien created pursuant to the Bank Credit Documents to secure Indebtedness outstanding pursuant thereto; (b) Liens existing on the date hereof and described in the Schedule of Restrictions and Liens attached hereto; or (c) purchase money Liens securing purchase money Indebtedness incurred with assets acquired by the Company or any of its Subsidiaries in the ordinary course of business to secure the purchase price of such property or equipment or incurred solely for the purpose of financing the acquisition, construction or improvement of any property or equipment owned by the Company or any of its Subsidiaries, the value of which equals at least fifty percent (50%) of the outstanding principal amount of the Indebtedness secured thereby.

        Section 5.6 Disposition of Property. The Company shall not and it shall not permit any of its Subsidiaries, directly or indirectly, to sell, transfer or dispose of any of their respective properties or assets (or any right, title or interest therein), whether real, personal or mixed, tangible or intangible, except for: (a) sales of inventory in the ordinary course of business consistent with prudent business practices; (b) sale by the Company of properties and assets for fair consideration in any fiscal year which does not exceed in the aggregate twenty percent (20%) of the Company's total assets as of the end of the immediately preceding Fiscal Year, as reported in the Company's audited balance sheet for such Fiscal Year and delivered to the Purchaser; provided that, on the date of each such disposition and after giving effect thereto, no Default or Event of Default shall exist or occur and be the continuing; or (c) sales permitted under
        Section 5.10.

	Section 5.7	Loans.  The Company shall not, and shall not permit
        any Subsidiary to, lend money, or make or permit to be outstanding loans or advances, to any Person, except: (a) loans or advances in nature of deposits or prepayments to subcontractors, suppliers and others in the ordinary course of business; (b) loans or advances by wholly-owned Company Subsidiaries to the Company or other wholly-owned Company Subsidiaries in ordinary course of business; (c) loans or advances by the Company to any Subsidiary, provided the Subsidiary shall have first guaranteed payment of the Company Indebtedness to the Purchaser on terms and conditions satisfactory to the Purchaser; or
        (d) loans or advances to employees not exceeding $100,000.00 in the aggregate at any one time outstanding.

	Section 5.8	Investments.  The Company shall not, and shall not
        permit any Subsidiary to, purchase, acquire or own or make any Investment in, or permit any Subsidiary to purchase, acquire or own, or make any Investment, except: (a) direct obligations of the United States of America or agencies thereof, in each case with maturity of less than one year; (b) certificates of deposit of or other time deposits with banks having net worth in excess of $50,000,000.00, maturing in not more than one year; and (c) shares of an open-ended investment company registered under the Investment Company Act of 1940 having assets of not less than $5,000,000.00 which invests in money market and other debt securities with maturities not exceeding one year.

	Section 5.9 New Business; Acquisitions The Company will not, and will not permit any Subsidiary to: (a) allow its existence as a corporation to cease or terminate or substantially change the nature of the businesses in which they engage, as described in the Company's Annual Report on Form 10-K filed by the Company with the SEC for the fiscal year ended April 30, 1997; (b) purchase or lease any asset or properties if such assets or properties would constitute a substantial part of the assets or properties of the Company or any such Subsidiary and the such purchase or lease would not be in the ordinary course of the business of the Company or such Subsidiary; or (c) create any Subsidiary unless such Subsidiary shall have first guaranteed payment of the Company's Indebtedness to the Purchaser on terms and conditions satisfactory to the Purchaser.


	Section 5.10	Merger, Etc.  The Company shall not consolidate with
        or merge into, or transfer all or substantially all of its assets in one or more related transactions, to, any person unless:

		(a)	(i) The Company shall be the surviving entity or (ii)
                the Person formed by or surviving any consolidation or merger (if other than the Company), or to which such sale, conveyance or lease shall have been made, is a corporation organized and existing under the laws of the United States or a State thereof or the District of Columbia ("New Company");

		(b)	The New Company expressly assumes in writing all the
                obligations of the Company under this Agreement and the Securities, except that it need not assume the obligations of the Company as to conversion of the Note or the issuance of Common Stock under the Warrant if the Purchaser receives the securities, cash or other assets deliverable upon conversion of the Note and/or the exercise of the Warrant, as applicable, as a result of such transaction if such rights have been exercised by the Purchaser;

		(c)	Immediately after giving effect to such transaction no
                Default or Event of Default shall have occurred and be continuing;

		(d)	The New Company has a net worth that is not less than
                the greater of the Consolidated Net Worth of the Company at the date hereof or immediately prior to the closing of the transaction; and

		(e)	The Company shall have delivered to the Purchaser, at
                least fifteen (15) days prior to the closing of the proposed transaction, true and complete copies of the documents to be executed by the parties to such transaction in connection with such transaction (all of which shall be satisfactory to the Purchaser) and financial information requested by the Purchaser together with an Officers' Certificate certifying that each of the conditions set forth in this Section 5.10 have been satisfied and an opinion of counsel to the Purchaser stating that the proposed transaction complies with this Agreement.

	Notwithstanding the foregoing, the Company shall not be released from the obligation to pay the principal of and interest or premiums on the Note or to honor any obligations hereunder or any of the other Securities in the case of an asset sale, transfer or lease unless the Purchaser expressly agrees to do so in writing.

	Section 5.11	Liquidation.

		(a)	The Company may not wind up, liquidate its affairs or
                dissolve (except pursuant to a plan of liquidation incident to a merger, consolidation, sale of assets or other transaction permitted under Section 5.10) which provides for, contemplates or the effectuation of which is preceded by: (a) the sale, lease, conveyance or other disposition of all or substantially all of the assets of the Company otherwise than substantially as an entirety; and (b) the distribution of all or substantially all of the proceeds of such sale, lease, conveyance or other disposition and of the remaining assets of the Company to the holders of Capital Stock of the Company, unless the Company shall have made provision acceptable to Purchaser for the satisfaction of all of the Company's Indebtedness to the Purchaser (including all outstanding principal, premiums, if any, and accrued and unpaid interest owed under the Note).

		(b)	Notwithstanding the foregoing, no liquidating
                distributions may be made by the Company if a Default or Event of Default has occurred and is continuing nor may any such liquidating distribution be made if for any reason the proceeds to be paid the Purchaser are or could become subject to any order or judgement of any court or governmental authority enjoining, restraining or otherwise prohibiting such application of the proceeds.

		(c)	At least ninety (90) days prior to the date on which
                the Note is to be prepaid by the Company pursuant to this
                Section 5.11, the Company shall mail, at the Company's expense, a prepayment notice required under Section 2.2 containing the information required thereunder and also stating that the Note is to be prepaid pursuant to this
                Section 5.11.

	Section 5.12	Material Agreements . The Company shall not, and shall
        not permit any Subsidiary to, modify, amend, release or grant any waiver or acquiescence under or in connection with or violate, any term or provision of the Senior Subordinated Indebtedness Documents or if any such modification, release, waiver or acquiescence or violation can reasonably be expected to have a material adverse effect on the business, operations, property or financial condition the Company and its Subsidiaries, or on the ability of the Company to perform its obligations under this Agreement, the Note, the Registration Agreement or the Warrant; or modify or amend or the Senior Subordinated Indebtedness Documents to authorize borrowings thereunder at any time in excess of the amount permitted under
        Article 9, or to increase to the rate of interest on (except for existing floating rate loans) or to extend the maturity of borrowings thereunder (except to extend or renew an expiring line to credit) from those in effect on the date hereof, or to reduce the amount of the revolving credit available to the Company.

	Section 5.13	Corporate Documents.  The Company shall not, and shall
        not permit any Subsidiary to, amend or modify permit to be amended or modified the charter or By-Laws of the Company or its Subsidiaries from the forms thereof in effect on the Closing Date, except for changes which do not adversely affect the rights of the Purchaser.

	Section 5.14	Usury Laws.  The Company will not assert, plead (as a
        defense or otherwise) or in any manner whatsoever claim (and will actively resist any attempt to compel it to assert, plead or claim) in any action, suit or proceeding that the interest rate on the Note violates present or future usury or other laws relating to the interest payable on any Indebtedness and will not otherwise avail itself (and will actively resist any attempt to compel it to avail itself) of the benefits of any such laws.

	Section 5.15	Prohibited Use of Proceeds.  The Company shall not,
        nor shall it permit any Subsidiary to, use any proceeds from the sale of the Notes hereunder, directly or indirectly, for the purposes of purchasing or carrying any "margin securities" within the meaning of Regulation G or T promulgated by the Board of Governors of the Federal Reserve Board or for the purpose of arranging for the extension of credit secured, directly or indirectly, in whole or in part by collateral that includes any "margin securities."

	Section 5.16	Investment Company Act.  The Company will not, and
        will take such action so that none of the Subsidiaries will, register as, or conduct their respective businesses or take any action which shall cause any of them to become or be deemed to be, an investment company as defined under the Investment Company Act of 1940 and the rules and regulations of the SEC thereunder.

                                    ARTICLE 6
                      TRANSFER OF RESTRICTED SECURITIES

	Section 6.1	Investment Representations.  The Purchaser hereby
        represents that it is acquiring the Restricted Securities purchased hereunder or acquired pursuant hereto for its own account with the present intention of holding such securities for purposes of investment, and that it has no intention of selling such securities in a public distribution in violation of the federal securities laws or any applicable state securities laws; provided that nothing contained herein shall prevent the Purchaser and subsequent holders of Restricted Securities from transferring such securities in compliance with the provisions of this Article 6.

	Section 6.2	Restrictions on Transfers.  Restricted Securities are
        transferable only pursuant to (a) public offerings registered under the Securities Act, (b) Rule 144 or Rule 144A of the SEC (or any similar rule or rules then in force) if such rule is available, (c) upon satisfaction of the conditions specified in Section 6.4 or (d) any other legally available means of transfer.

	Section 6.3	Legend.  Each certificate or instrument representing
        Restricted Securities shall be imprinted with a legend in substantially the following form:

		"The securities represented hereby were originally issued on December 4, 1997, and have not been registered under the Securities Act of 1933, as amended. The transfer of the securities represented by this certificate is subject to the conditions specified in the Note and Warrant Purchase Agreement, dated as of December 4, 1997 and as amended and modified from time to time, between the issuer (the "Company") and certain investors. A copy of such conditions shall be furnished by the Company to the holder hereof upon written request and without charge."

	Section 6.4	Opinion Delivery.  In connection with the transfer of
        any Restricted Securities (other than a transfer described in Section 6.2(a) above), the holder thereof shall deliver written notice to the Company describing in reasonable detail the transfer or proposed transfer, together with an opinion of Woods, Oviatt, Gilman, Sturman & Clarke LLP or other counsel which (to the Company's reasonable satisfaction) is knowledgeable in securities law matters to the effect that such transfer of Restricted Securities may be effected without registration of such Restricted Securities under the Securities Act. In addition, if the holder of the Restricted Securities delivers to the Company an opinion of Woods, Oviatt, Gilman, Sturman & Clarke LLP or such other counsel that no subsequent transfer of such Restricted Securities shall require registration under the Securities Act, the Company shall promptly upon such contemplated transfer deliver new certificates for such Restricted Securities which do not bear the Securities Act legend set forth in Section 6.3. If the Company is not required to deliver new certificates for such Restricted Securities not bearing such legend, the holder thereof shall not transfer the same until the prospective transferee has confirmed to the Company in writing its agreement to be bound by the conditions contained in this Article 6.

	Section 6.5	Rule 144A.  Upon the request of the Purchaser, the
        Company shall promptly supply to the Purchaser or its prospective transferees all information regarding the Company required to be delivered in connection with a transfer pursuant to Rule 144A of the SEC.

	Section 6.6	Legend Removal.  If any Restricted Securities are
        sold pursuant to Rule 144(k), the Company shall, upon the request of the holder of such Restricted Securities, remove the legend set forth in Section 6.3 from the certificates for such Restricted Securities.

                                   ARTICLE 7
                    COMPANY REPRESENTATIONS AND WARRANTIES

	As a material inducement to the Purchaser to enter into this Agreement and purchase the Securities, the Company hereby represents and warrants that:

	Section 7.1	Organization, Corporate Power and Licenses.  The
        Company is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and is qualified to do business in every jurisdiction in which its ownership of property or conduct of business requires it to qualify, except where the failure to so qualify would not have a material adverse effect on the Company. The Company possesses all requisite corporate power and authority and all material licenses, permits and authorizations necessary to own and operate its properties, to carry on its businesses as now conducted and presently proposed to be conducted and to carry out the transactions contemplated by this Agreement.
        The copies of the Company's and each Subsidiary's charter documents and By-Laws which have been furnished to the Purchaser's counsel .reflect all amendments made thereto at any time prior to the date of this Agreement and are correct and complete.

	Section 7.2	Capital Stock and Related Matters.

		(a)	As of the Closing and immediately thereafter, the
                authorized capital stock of the Company shall consist of 10,000,000 shares of Common Stock, of which 5,612,595 shares shall be issued and outstanding and an aggregate of __________ shares shall be reserved for issuance pursuant to Options or Convertible Securities, of which 505,117 shares shall be reserved for issuance upon conversion of the Note and exercise of the Warrant. As of the Closing, neither the Company nor any Subsidiary shall have outstanding any Convertible Securities or any securities containing any profit participation features, nor shall it have outstanding any Options or any stock appreciation rights or phantom stock plans, except for the Securities and as set forth on the attached "Capitalization Schedule." The Capitalization Schedule accurately sets forth the following information with respect to all outstanding Options and Convertible Securities: the holder, the number of shares covered, the exercise price and the expiration date. As of the Closing, neither the Company nor any Subsidiary shall be subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any Equity Interests, except as set forth on the Capitalization Schedule. As of the Closing, all of the outstanding shares of the Company's Capital Stock shall be validly issued, fully paid and nonassessable.

		(b) 	There are no statutory or contractual shareholder
                preemptive rights or rights of refusal with respect to the issuance of the Securities hereunder or the issuance of the Common Stock upon conversion of the Note or exercise of the Warrant. The Company has not violated any applicable federal or state securities laws in connection with the offer, sale or issuance of any of its Capital Stock, and the offer, sale and issuance of the Securities hereunder do not require registration or qualification under the Securities Act or any applicable state securities laws.

	Section 7.3	Subsidiaries; Investments.  The attached "Subsidiary
        Schedule" correctly sets forth the name of each Subsidiary, the jurisdiction of its incorporation and the Persons owning the outstanding capital stock of such Subsidiary. Each Subsidiary is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, possesses all requisite corporate power and authority and all material licenses, permits and authorizations necessary to own its properties and to carry on its businesses as now being conducted and as presently proposed to be conducted and is qualified to do business in every jurisdiction in which its ownership of property or the conduct of business requires it to qualify, except where the failure to so qualify would not have a material adverse effect on the Company or such Subsidiary. Except as set forth on the Subsidiary Schedule, all of the outstanding shares of capital stock of each Subsidiary are validly issued, fully paid and nonassessable, and all such shares are owned by the Company or another Subsidiary free and clear of any Lien and not subject to any option or right to purchase any such shares. Except as set forth on the Subsidiary Schedule, neither the Company nor any Subsidiary owns or holds the right to acquire any shares of stock or any other security or interest in any other Person.

	Section 7.4	Authorization; No Breach.  The execution, delivery
        and performance of this Agreement, the Note, the Registration Agreement, the Warrant and all other agreements and instruments contemplated hereby to which the Company is a party, have been duly authorized by the Company and Company has obtained the consent of Fleet Bank to Company's execution and deliver thereof. This Agreement, the Registration Agreement, the Note, the Warrant and all other agreements and instruments contemplated hereby to which the Company is a party each constitutes a valid and binding obligation of the Company, enforceable in accordance with its terms. Except as set forth on the attached Restrictions and Liens Schedule, the execution and delivery by the Company of this Agreement, the Notes, the Registration Agreement, the Warrants, and all other agreements and instruments contemplated hereby to which the Company is a party, the offering, sale and issuance of the Securities hereunder, the issuance of Common Stock upon conversion of the Note and the exercise of the Warrant and the fulfillment of and compliance with the respective terms hereof and thereof by the Company, do not and shall not (a) conflict with or result in a breach of the terms, conditions or provisions of, (b) constitute a default under, (c) result in the creation of any Lien upon the Company's or any Subsidiary's Capital Stock or assets pursuant to, (d) give any third party the right to modify, terminate or accelerate any obligation under, (e) result in a violation of or (f) require any authorization, consent, approval, exemption or other action by or notice or declaration to, or filing with, any court or administrative or governmental body or agency pursuant to, the charter or bylaws of the Company or any Subsidiary, or any law, statute, rule or regulation to which the Company or any Subsidiary is subject (including, without limitation, any usury laws applicable to the Note), or any material agreement, instrument, order, judgement or decree to which the Company or any Subsidiary is subject. Except as set forth on the Restrictions and Liens Schedule, none of the Subsidiaries are subject to any restrictions upon making loans or advances or paying dividends to, transferring property to, or repaying any Indebtedness owed to, the Company or another Subsidiary.

	Section 7.5	Financial Statements.  Attached hereto as the
        "Financial Statements Schedule" are the following financial statements:

		(a)	the audited consolidated balance sheets of the Company
                and its Subsidiaries as of April 30, 1997 (the "Latest Balance Sheet"), April 30, 1996 and April 30, 1995, and the related statements of income and cash flows (or the equivalent) for the respective twelve (12) month periods then ended; and

		(b)	the unaudited consolidated balance sheet of the
                Company and its Subsidiaries as of July 31, 1997, and the related statements of income and cash flows (or the equivalent) for the six (6) month period then ended.

        Each of the foregoing financial statements (including in all cases the notes thereto, if any) is accurate and complete in all material respects, is consistent with the books and records of the Company and its Subsidiaries (which, in turn, are accurate and complete in all material respects) and has been prepared in accordance with generally accepted accounting principles, consistently applied, subject in the case of the unaudited financial statements to the absence of footnote disclosure and changes resulting from normal year-end adjustments for recurring accruals (none of which would, alone or in the aggregate, be materially adverse to the financial condition, operating results, assets, operations or business prospects of the Company and its Subsidiaries taken as a whole).

	Section 7.6	Absence of Undisclosed Liabilities.  Except as set
        forth on the attached "Liabilities Schedule," the Company and its Subsidiaries do not have any material obligation or liability
        (whether accrued, absolute, contingent, unliquidated or otherwise, whether or not known to the Company or any Subsidiary, whether due or to become due and regardless of when asserted) arising out of transactions entered into at or prior to the Closing, or any action or inaction at or prior to the Closing, or any state of facts existing at or prior to the Closing other than: (a) liabilities set forth on the Latest Balance Sheet (including any notes thereto) and (b) liabilities and obligations which have arisen after the date of the Latest Balance Sheet in the ordinary course of business (none of which is a liability resulting from breach of contract, breach of warranty, tort, infringement, claim or lawsuit).

	Section 7.7	No Material Adverse Change.  Since the date of the
        Latest Balance Sheet, there has been no material adverse change in the financial condition, operating results, assets, operations, employee relations or customer or supplier relations of the Company and its Subsidiaries taken as a whole.

	Section 7.8	Absence of Certain Developments.

		(a)	Except as expressly contemplated by this Agreement or
                as set forth on the attached "Developments Schedule," since the date of the Latest Balance Sheet, neither the Company nor any Subsidiary have:

			(i)	issued any notes, bonds or other debt
                        securities or any Capital Stock or other Equity Interest or any securities convertible into or exchangeable for any Capital Stock or other equity securities;

			(ii)	borrowed any amount or incurred or become
                        subject to any material liabilities, except current liabilities incurred in the ordinary course of business and liabilities under contracts entered into in the ordinary course of business;

			(iii)	discharged or satisfied any material Lien or
                        paid any material obligation or liability, other than current liabilities paid in the ordinary course of business;

			(iv)	declared or made any payment or distribution
                        of cash or other property to its shareholders with respect to any Equity Interests or purchased or redeemed any shares of its Capital Stock or other Equity Interests;

			(v)	granted or permitted any material Liens to
                        attach to any of its properties or assets or subjected them to any material Lien, except Liens for current property taxes not yet due and payable;

			(vi)	sold, assigned or transferred any of its
                        tangible assets, except in the ordinary course of business, or canceled any material debts or claims;

			(vii)	sold, assigned or transferred any patents or
                        patent applications, trademarks, service marks, trade names, corporate names, copyrights or copyright registrations, trade secrets or other intangible assets, or disclosed any material proprietary confidential information to any Person;

			(viii)	suffered any material extraordinary losses or
                        waived any rights of material value, whether or not in the ordinary course of business or consistent with past practice;

			(ix)	made capital expenditures or commitments
                        therefor which are not in the ordinary course of business;

			(x)	made any loans or advances to, guarantees for
                        the benefit of, or any Investments in, any Persons in excess of $50,000.00 in the aggregate;

			(xi)	made any charitable contributions or pledges
                        in excess of $50,000.00 in the aggregate;

			(xii)	suffered any damage, destruction or casualty
                        loss exceeding in the aggregate $50,000.00, whether or not covered by insurance;

			(xiii)	made any Investment in or taken steps to
                        incorporate any Subsidiary;

			(xiv)	entered into any other material transaction
                        other than in the ordinary course of business; or

			(xv)	Made any bribes, kickback payments or other
                        illegal payments.

	Section 7.9	Assets.  Except as set forth on the Restrictions and
        Liens Schedule attached hereto, the Company and each Subsidiary have good and marketable title to, or a valid leasehold interest in, the material properties and assets used by them, located on their premises or shown on the Latest Balance Sheet or acquired thereafter, free and clear of all Liens, except for properties and assets disposed of in the ordinary course of business since the date of the Latest Balance Sheet and except for current property taxes not yet due and payable. The Company's and each Subsidiary's buildings, equipment and other tangible assets are in good operating condition in all material respects and are fit for use in the ordinary course of business. The Company and each Subsidiary own, or have a valid leasehold interest in, all material tangible assets necessary for the conduct of their respective businesses as presently conducted and as presently proposed to be conducted.

	Section 7.10	Tax Matters.
	(a)	Except as set forth on the attached "Taxes Schedule," the
        Company and each Subsidiary have filed all material Tax Returns which they are required to file under applicable laws and regulations; all such Tax Returns are complete and correct in all material respects and have been prepared in compliance with all applicable laws and regulations in all material respects; the Company and each Subsidiary in all material respects have paid all Taxes due and owing by them (whether or not such Taxes are required to be shown on a Tax Return) and have withheld and paid over to the appropriate taxing authority all Taxes which they are required to withhold from amounts paid or owing to any employee, stockholder, creditor or other third party; neither the Company nor any Subsidiary has waived any statute of limitations with respect to any material Taxes or agreed to any extension of time with respect to any material Tax assessment or deficiency; the accrual for Taxes on the Latest Balance Sheet would be adequate to pay all Tax liabilities of the Company and its Subsidiaries if their current tax year were treated as ending on the date of the Latest Balance Sheet (excluding any amount recorded which is attributable solely to timing differences between book and Tax income); since the date of the Latest Balance Sheet, the Company and its Subsidiaries have not incurred any material liability for Taxes other than in the ordinary course of business; the assessment of any additional Taxes for periods for which Tax Returns have been filed by the Company and each Subsidiary shall not exceed the recorded liability therefor on the Latest Balance Sheet (excluding any amount recorded which is attributable solely to timing differences between book and Tax income); the federal income Tax Returns of the Company and its Subsidiaries have been audited and closed for all tax years through 1991; except as set forth on the Tax Audit Schedule attached hereto, no foreign, federal, state or local tax audits or administrative or judicial proceedings are pending or being conducted with respect to the Company, any Subsidiary nor information related to Tax matters has been requested by any foreign, federal, state or local taxing authority and no written notice indicating an intent to open an audit or other review has been received by the Company from any foreign, federal, state or local taxing authority; and there are no material unresolved questions or claims concerning the Company's, any Subsidiary's Tax liability.

		(b)	Neither the Company nor any of its Subsidiaries has
                made an election under Section 341(f) of the Internal Revenue Code of 1986, as amended. Neither the Company nor any Subsidiary has been or is currently a member of an Affiliated Group, except for the Affiliated Group in which the Company is the parent. Neither the Company nor any Subsidiary is liable for the Taxes of another person that is not a Subsidiary in a material amount under (i) Treas. Reg. Section 1.1502-6 (or comparable provisions of state, local or foreign law), (ii) as a transferee or successor, (iii) by contract or indemnity or (iv) otherwise. Neither the Company nor any Subsidiary is a party to any tax sharing agreement. The Company and each Subsidiary have disclosed on their federal income Tax Returns any position taken for which substantial .authority (within the meaning of IRC Section 6662(d)(2)(B)
                (i)) did not exist at the time the return was filed. Neither the Company nor any Subsidiary has made any payments, is obligated to make payments or is a party to an agreement that could obligate it to make any payments that would not be deductible under IRC Section 280G.

	Section 7.11	Contracts and Commitments. 	All of the material
        contracts, agreements and instruments to which the Company and its Subsidiaries are parties are valid, binding and enforceable against the Company or the Subsidiary that is a party thereto in accordance with their respective terms. The Company and each Subsidiary have performed all material obligations required to be performed by them under such contracts, agreements and are not in material default under or in material breach of nor in receipt of any claim of default or breach under any such contract, agreement or instrument; no event has occurred which with the passage of time or the giving of notice or both would result in a material default, breach or event of noncompliance by the Company or any Subsidiary under any such contract, agreement or instrument.

	Section 7.12	Intellectual Property Rights.  The Company or one of
        its Subsidiaries owns all right, title and interest to, or has the right to use pursuant to a valid license, all Intellectual Property Rights necessary for the operation of the businesses of the Company and its Subsidiaries as presently conducted and as presently proposed to be conducted, free and clear of all Liens. There is no threatened, pending or reasonably foreseeable loss or expiration of any Intellectual Property Right or related group of Intellectual Property Rights owned or used by the Company or any Subsidiary which would reasonably be expected to have a material adverse effect on the conduct of the Company's and its Subsidiaries' respective businesses. The Company and its Subsidiaries have taken all reasonably necessary and desirable actions to maintain and protect the material Intellectual Property Rights which they own. There have been no claims made against the Company or any Subsidiary asserting the invalidity, misuse, infringement or unenforceability of any of such Intellectual Property Rights.

	Section 7.13	Litigation, Etc.  There are no other actions, suits,
        proceedings, orders, investigations or claims pending or, to the Company's knowledge, threatened against or affecting the Company or any Subsidiary which if adversely determined would have a material adverse effect on the Company and its Subsidiaries, taken as a whole; and neither the Company nor any Subsidiary is subject to any arbitration proceedings under collective bargaining agreements or otherwise or, to the best of the Company's knowledge, any governmental investigations or inquiries (including inquiries as to the qualification to hold or receive any license or permit). Neither the Company nor any Subsidiary is subject to any material judgment, order or decree of any court or other governmental agency.

	Section 7.14	Brokerage.   There are no claims for brokerage
        commissions, finders' fees or similar compensation in connection with the transactions contemplated by this Agreement based on any arrangement or agreement binding upon the Company or any Subsidiary. The Company shall pay, and hold the Purchaser harmless against, any liability, loss or expense (including reasonable attorneys' fees and out-of-pocket expenses) arising in connection with any such claim.

	Section 7.15	Governmental Consent, Etc.  No permit, consent,
        approval or authorization of, or declaration to or filing by the Company with, any governmental authority is required in connection with the execution, delivery and performance by the Company of this Agreement or the other agreements contemplated hereby, or the consummation by the Company of any other transactions contemplated hereby or thereby, except as set forth on the Consents Schedule attached hereto.

	Section 7.16	Insurance.   Neither the Company nor any Subsidiary
        is in material default with respect to its obligations under any insurance policy maintained by it, and neither the Company nor any Subsidiary has been denied insurance coverage in the past five years. The insurance coverage of the Company and its Subsidiaries is customary for corporations of similar size engaged in similar lines of business. The Company and its Subsidiaries do not have any self-insurance or co-insurance programs.

	Section 7.17	Employees.  The Company is not aware that any
        executive or key employee of the Company or any Subsidiary or any group of employees of the Company or any Subsidiary has any plans to terminate employment with the Company or any Subsidiary. The Company and each Subsidiary have complied in all material respects with all laws relating to the employment of labor (including provisions thereof relating to wages, hours, equal opportunity, collective bargaining and the payment of social security and other taxes), the failure of which could have a material adverse affect on the Company and its Subsidiaries, taken as a whole. The Company is not aware that it or any Subsidiary has any material labor relations problems (including any union organization activities, threatened or actual strikes or work stoppages or material grievances).

	Section 7.18	ERISA.

		(a)	Compliance.  Set forth on the Employee Benefit Plans
                Schedule attached hereto is a description of all pension, retirement and deferred compensation plans sponsored and maintained by the Company (the "Plans"). The Plans and all related trusts, insurance contracts and funds have been maintained, funded and administered in compliance in all material respects with the applicable provisions of ERISA, the IRC and other applicable laws. Neither the Company nor any trustee or administrator of any Plan has engaged in any transaction with respect to the Plans which could subject the Company or any trustee or administrator of the Plans, or any party dealing with any such Plan, nor do the transactions contemplated by this Agreement constitute transactions which could subject any such party, to either a civil penalty assessed pursuant to Section 502(i) of ERISA or the tax or penalty on prohibited transactions imposed by Section 4975 of the IRC. No actions, suits or claims with respect to the assets of the Plans (other than routine claims for benefits) are pending or threatened which could result in or subject the Company to any liability, and there are no circumstances which could give rise to or be expected to give rise to any such actions, suits or claims.

		(b)	Tax Qualification.  A favorable determination letter
                from the IRS has been received by the Company with respect to the Travel Ports of America, Inc. Section 4.01(k) Savings Plan as amended to comply with the IRS as in effect up to the Tax Reform Act of 1986 stating that it is a qualified plan under
                Section 401(a) of the IRC and there are no circumstances which would cause the Travel Ports of America, Inc. Section 4.01(k) Savings Plan to lose such qualified status.

	Section 7.19	Compliance With Laws.  Except as set forth on the
        attached "Compliance Schedule," neither the Company nor any Subsidiary has violated any law or any governmental regulation or requirement which violation has had or would reasonably be expected to have a material adverse effect upon the financial condition, operating results, assets, operations or business prospects of the Company and its Subsidiaries taken as a whole, and neither the Company nor any Subsidiary has received notice of any such violation. Except as set forth on the Compliance Schedule and except for any liabilities fully covered by insurance, neither the Company nor any Subsidiary is subject to, or has reason to believe it may become subject to, any material liability (contingent or otherwise) or corrective or remedial obligation arising under any federal, state, local or foreign law, rule or regulation (including the common law) relating to or regulating health, safety, pollution or the protection of the environment ("Environmental Laws"). Without limiting the generality of the foregoing: (a) the Company and each Subsidiary have obtained all material permits, licenses and authorizations required under, and have complied in all material respects with, all Environmental Laws;
        (b) no notice has been received by the Company or any Subsidiary regarding any material violation of, or any material claim, liability or corrective or remedial obligation under, any Environmental Laws; and (c) to the Company's knowledge, no facts or circumstances exist with respect to the past or present operations or facilities of the Company or any Subsidiary which would give rise to a material liability or corrective or remedial obligation under any Environmental Laws.

	Section 7.20	Small Business Matters.  The Company, together with
        its "affiliates" (as that term is defined in Title 13, Code of Federal Regulations, Section 121.401), is a "small business concern" within the meaning of the Small Business Investment Act of 1958 and the regulations thereunder, including Title 13, Code of Federal Regulations, Section 121.802. The information regarding the Company and its affiliates set forth in the Small Business Administration Form 480 and Form 652 delivered at the Closing is accurate and complete. Copies of such forms shall have been completed and executed by the Company and delivered to the Purchaser at the Closing together with a written statement of the Company regarding its planned use of the proceeds from the sale of the Securities. Neither the Company nor any Subsidiary presently engages in, and it shall not hereafter engage in, any activities, nor shall the Company or any Subsidiary use directly or indirectly the proceeds from the sale of the Securities for any purpose, for which a Small Business Investment Company (as defined under the SBIC Regulations) is prohibited from providing funds by the SBIC Regulations.

	Section 7.21	Affiliated Transactions.  Except as described in the
        Certain Business Relationships Section of the Company's Proxy Statement, dated September 29, 1997, no officer, director, employee, or Affiliate of the Company or any Subsidiary or any individual related by blood, marriage or adoption to any such individual or any entity in which any such person or individual owns any beneficial interest, is a party to any agreement, contract, commitment or transaction with the Company or any Subsidiary or has any material interest in any material property used by the Company or any Subsidiary.

        Section 7.22 Investment Company. Neither the Company nor any of its Subsidiaries is an "investment company" as defined under the Investment Company Act of 1940.

	Section 7.23	Margin Securities.  Neither the Company nor any of
        its Subsidiaries is engaged in the business of extending credit for the purpose of buying or carrying "margin securities" within the meaning of Regulations G, T, U or X promulgated by the Board of Governors of the Federal Reserve Board, and no part of the proceeds realized from the sale of the Note shall be used to buy or carry any such margin securities or used in violation of Regulations G, T, U or X.

	Section 7.24	Disclosure.  Neither this Agreement nor any of the
        exhibits, schedules, attachments or certificates required to be delivered with respect to the transactions contemplated hereby contain any untrue statement of a material fact or omit a material fact necessary to make each statement contained herein or therein not misleading; provided that with respect to the financial projections furnished to the Purchaser by the Company, the Company represents and warrants only that such projections were based upon assumptions reasonably believed by the Company to be reasonable and fair as of the date the projections were prepared in the context of the Company's history and current and reasonably foreseeable business conditions. There is no fact (other than general economic conditions) which the Company has not disclosed to the Purchaser in writing and which, to the Company's knowledge, has had or would reasonably be expected to have a material adverse effect on the Company and its Subsidiaries taken as a whole.

	Section 7.25	Reports with the Securities and Exchange Commission.
        The Company has furnished the Purchaser with complete and accurate copies of its Annual Report on Form 10-K for its three most recent fiscal years, all other reports or documents required to be filed by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act since the filing of its most recent Annual Report on Form 10-K and its most recent annual report to its stockholders. As of their respective filing dates, such reports and filings did not contain any material false statements or any misstatement of any material fact and did not omit to state any fact necessary to make the statements set forth therein not misleading. The Company has made all filings with the SEC which it is required to make, and the Company has not received any request from the SEC to file any amendment or supplement to any of the reports described in this Section 7.25.

	Section 7.26	Closing Date.  The representations and warranties of
        the Company contained in this Article 7 and elsewhere in this Agreement and all information contained in any exhibit, schedule or attachment hereto or in any certificate or other writing delivered by, or on behalf of, the Company to the Purchaser shall be true and correct in all material respects on the date of the Closing as though then made, except as affected by the transactions expressly contemplated by this Agreement.

                                    ARTICLE 8
                               CONVERSION OF NOTE

	Section 8.1	Conversion Rights and Procedures.

		(a)	Conversion Rights.  Notwithstanding any provision
                herein to the contrary, at any time and from time to time prior to the payment in full of the Note, the Purchaser may convert all or any portion of the outstanding principal amount of the Note into a number of shares of Conversion Stock (excluding any fractional share) determined by dividing the principal amount designated by the Purchaser to be converted by the Conversion Price then in effect. Any partial conversions shall be in the minimum principal amount $1,000 or integral multiples thereof.

		(b)	 Effectiveness of Conversion.  Except as otherwise
                provided herein, each conversion of the Note shall be deemed to have been effected as of the close of business on the date on which the Note has been surrendered for conversion at the Company's principal office. At the time any such conversion has been effected, the rights of the Purchaser to the extent of the conversion shall cease and the Person or Persons in whose name or names any certificate or certificates for shares of Conversion Stock are to be issued upon such conversion shall be deemed to have become the holder or holders of record of the shares of Conversion Stock represented thereby. Notwithstanding any other provision hereof, if a conversion of any portion of the Note is to be made after the Company has notified the Purchaser of a Public Offering, a Change in Control or other transaction affecting the Company, the conversion of any portion of the Note may, at the election of the holder hereof, be conditioned upon the consummation of such transaction, in which case such conversion shall not be deemed to be effective until such transaction has been consummated.

		(c)	Deliveries.  As soon as possible after a conversion
                has been effected, the Company shall deliver to the Purchaser:

			(i)	a certificate or certificates representing the
                        number of shares of Conversion Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the Purchaser has specified;

			(ii)	payment in an amount equal to the sum of all
                        accrued interest with respect to the principal amount of the Note converted, which has not been paid prior thereto; and

			(iii)	a new convertible subordinated promissory note
                        in the form of Exhibit A attached hereto, except that the principal amount thereof shall be the principal amount the Purchaser has elected not to convert and the converted amount shall be deemed the prepayments last due under the Note in inverse order of maturity so that the prepayment amounts shall remain the same, but the number of remaining scheduled prepayments shall be reduced accordingly.

		(d)	No Charges, Taxes, Etc.  The issuance of certificates
                for shares of Conversion Stock upon conversion of the Note shall be made without charge to the Purchaser for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of shares of Conversion Stock; provided, however, the Purchaser shall pay any such tax which is due because the shares are issued in a name other than the Purchaser's name.

		(e)	Transfer Books.  The Company shall not close its books
                against the transfer of Conversion Stock issued or issuable upon conversion of the Note. The Company shall assist and cooperate with the Purchaser in making any governmental filings or obtain any governmental approval prior to or in connection with the conversion of the Note (including making any filings required to be made by the Company).

		(f)	Reservation of Shares.  The Company shall at all times
                reserve and keep available out of its authorized but unissued shares of Conversion Stock, solely for the purpose of issuance upon the conversion of the Note, such number of shares of Conversion Stock issuable upon the conversion of the Note.
                All shares of Conversion Stock which are so issuable shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all taxes, Liens and charges.
                The Company shall take all such actions as may be necessary to assure that all such shares of Conversion Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any securities exchange upon which shares of Conversion Stock may be listed (except for official notice of issuance which shall be immediately delivered by the Company upon each such issuance).

		(g)	Fractional Shares.  If any fractional interest in a
                share of Conversion Stock would, except for the provisions of this subparagraph, be delivered upon any conversion of the Note, the Company, in lieu of delivering the fractional share therefor, shall pay the Purchaser an amount equal to the product of the Market Price of a full share multiplied by the fractional amount.

		(h)	Compliance with Laws.  The Company will comply with
                all securities laws regulating the offer and delivery of shares of Conversion Stock upon conversion of the Note and will list such shares on each national securities exchange on which the Conversion Stock is listed.

	Section 8.2	 Conversion Price.  Subject to adjustment as provided
        in this Section 8.2, the Conversion Price shall be $4.30. If, however, the Company delivers to the Purchaser a prepayment notice pursuant to Section 2.3 any time prior to December 4, 2000 and the Market Price as of the date such notice is given is less than the Conversion Price then in effect, then, upon the Purchaser's exercise of its conversion rights hereunder, the Conversion Price shall automatically decrease to equal the Market Price as of the prepayment date.

	In order to prevent dilution of the conversion rights granted hereunder, the Conversion Price shall be subject to adjustment from time to time as follows:

		(a)	Stock Dividends, Subdivisions or Combinations.  If
                the Company at any time: (i) pays a dividend or makes a distribution on its Common Stock in shares of its Common Stock, (ii) subdivides its outstanding shares of Common Stack into a greater number of shares, (iii) combines its outstanding shares of Common Stock into a smaller number of shares, (iv) makes a distribution on its Common Stock in shares of its Capital Stock other than Common Stock, or (v) issues by reclassification of its Common Stock any shares of its Capital Stock, then the Conversion Price in effect immediately prior to such action shall be adjusted so that the Purchaser, upon conversion of all or a portion of the Note, may receive the number of shares of Capital Stock of the Company which it would have owned immediately following such action if it had converted the same portion of the Note immediately prior to such action. The adjustment shall become effective immediately after the record date in the case of a stock dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification. If after an adjustment the Purchaser may receive shares of two or mare classes of Capital Stock of the Company upon conversion of the Note, the Company shall determine the allocation of the adjusted Conversion Price between the classes of Capital Stock on a fair, reasonable and equitable basis. After such allocation, the Conversion Price of each class of Capital Stock shall thereafter be subject to adjustment on terms comparable to those applicable to Common Stock in this Section 8.2.

		(b)	Adjustment for Rights Issue.  If the Company grants,
                sells or distributes any Options pursuant to which one or more shares of Common Stock are issuable at a price per share less than the Market Price on the date of issuance of such Option, then the Conversion Price in effect immediately prior to such action shall be adjusted (i) proportionately by the difference between the then Market Price and the Option's exercise, purchase or offering price per share (the "Offering Price") if such Offering Price is greater than the then Conversion Price or (ii) to equal the Offering Price if such Offering Price is less than the then Conversion Price. For purposes of this Section 8.2(b), the Offering Price for which any one share of Common Stock is issuable shall be equal to the sum of the lowest amount of consideration (if any) received or receivable by the Company for the issuance of one share of Common Stock pursuant to the Option. The adjustment required by this Section 8.2(b) shall be made successively whenever any Options are issued and shall become effective immediately upon the grant or issuance thereof.

        	(c)	Adjustment for Convertible Securities Issue.  If the
                Company issues any Convertible Security for a consideration per share of Common Stock (also referred to as the "Offering Price") initially deliverable upon conversion or exchange of such securities which is less than the Market Price per share on the date of issuance of such Convertible Security, then the Conversion Price in effect immediately prior to such action shall be adjusted (i) proportionately by the difference between such Market Price and the Offering Price if such Offering Price is greater than the then effective Conversion Price or (ii) to equal the Offering Price if such Offering Price is less than the then effective Conversion Price. For the purposes of this Section 8.2(c), the Offering Price for which any one share of Common Stock is issuable under a Convertible Security shall be equal to the sum of the lowest amount of consideration (if any) received or receivable by the Company for the issuance of one share of Common Stock upon the conversion or exchange thereof. The adjustment required by this Section 8.2(c) shall be made successively whenever any such issuance is made, and shall become effective immediately after such issuance.

		This Section 8.2(c) does not apply to (i) Convertible Securities issued to stockholders of any Person which merges into the Company, or with a Subsidiary of the Company, in proportion to their stockholdings immediately prior to such merger and which requires an adjustment pursuant to Section 8.2(f) below or (ii) Convertible Securities issued in a bona fide Public Offering pursuant to a firm commitment underwriting.

		(d)	Adjustments for Common Stock Issue.  If the Company
                issues shares of Common Stock for a consideration per share (also referred to as the "Offering Price") less than the Market Price per share on the date the Company fixes the Offering Price of such additional shares, then the Conversion Price in effect immediately prior to such action shall be adjusted (i) proportionately by the difference between the then Market Price and the Offering Price per share of the additional shares if such Offering Price is greater than the then effective Conversion Price or (ii) to equal the Offering Price if such Offering Price is less than the then effective Conversion Price. The adjustment required by this Section 8.2(d) shall be made successively whenever any such issuance is made, and shall become effective immediately after such issuance.

		This Section 8.2(d) does not apply to (i) the exercise of Options for which an adjustment has already been made pursuant to Section 8.2(a), (ii) the conversion or exchange of Convertible Securities for which an adjustment has already been made pursuant to Section 8.2(c), (iii) Common Stock issued to the Company's employees under bona fide employee benefit plans adopted by the Board of Directors and approved by the holders of Common Stock when required by law, if such Common Stock would otherwise be covered by this Section 8.2(d),
                (iv) Common Stock issued to stockholders of any Person which merges into the Company in proportion to their stockholdings of such person immediately prior to such merger, upon such merger, for which an adjustment has already been made under
                Section 8.2(f), (v) Common Stock issued in a bona fide Public Offering pursuant to a firm commitment underwriting, or (vii) except as provided in Section 8.2(g), Common Stock issued upon the exercise of Options or Convertible Securities issued by the Company prior to the date of this Agreement.

		(e)	Adjustment for Other Distributions.  If the Company
                distributes to any holders of its Common Stock any of its assets or debt securities or any rights or warrants to purchase debt securities, assets or other securities of the Company, the Conversion Price shall be adjusted in accordance with the following formula:

                                            M - F
                                C' = C   x    M
		where:

			C'	=	the adjusted Conversion Price.
			C    	= 	the current Conversion Price.
			M    	=	the Market Price per share of Common
                                        Stock on the record date mentioned
                                        below.
			F    	=	the fair market value on the record
                                        date of the assets, securities, rights
                                        or warrants applicable to one share of
                                        Common Stock.  The Board of Directors
                                        shall determine such fair market value
                                        in a reasonable manner and in good
                                        faith.

                The adjustments required by this Section 8.2(e) shall be made successively whenever any such distribution is made and shall become effective immediately after the record date for the determination of stockholders entitled to receive the distribution. This Section 8.2(e) does not apply to cash dividends or cash distributions paid out of consolidated current or retained earnings as shown on the books of the Company and otherwise permitted under Section 5.2. Also, this Section does not apply to Options referred to in Section 8.2(a) and for which an adjustment in the Conversion Price is made pursuant thereto.

 		(f)	Reorganization, Reclassification, Consolidation,
                Merger or Sale. Any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company's assets or other transaction, in each case which is effected in such a manner that the holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock, is referred to herein as an "Organic Change". Prior to the consummation of any Organic Change, the Company shall make lawful and adequate provision in form and substance satisfactory to the Purchaser to insure that the Purchaser shall thereafter have the right to acquire and receive, in lieu of or in addition to (as the case may be) the shares of Conversion Stock immediately theretofore acquirable and receivable upon the conversion of the Note or such shares of stock, securities or assets as the Purchaser would have received in connection with such Organic Change if the Purchaser had converted its Note immediately prior to such Organic Change. In each such case, the Company shall also make appropriate provisions (in form and substance satisfactory to the Purchaser) to insure that the provisions of this Article 8 shall thereafter be applicable to the Note in relation to any shares of stock, securities or assets thereafter deliverable upon conversion of the Note (including, in the case of any such consolidation, merger or sale in which the successor entity or purchasing entity is other than the Company, an immediate adjustment of the Conversion Price to the value for the Common Stock reflected by the terms of such consolidation, merger or sale, and a corresponding immediate adjustment in the number of shares of Conversion Stock acquirable and receivable upon conversion of Note, if the value so reflected is less than the Conversion Price in effect immediately prior to such Organic Change). The Company shall not effect an Organic Change unless, prior to the consummation thereof, the successor entity (if other than the Company) resulting from consolidation or merger or the entity purchasing such assets assumes by written instrument (in form and substance satisfactory to the Purchaser), the obligation to deliver to the Purchaser such shares of stock, securities or assets as, in accordance with the foregoing provisions, the Purchaser may be entitled to acquire.

		(g)	Change in Option Price or Conversion Rate.  If the
                Offering Price provided in any Option or any Convertible Security or the rate at which any Convertible Security is convertible into or exchangeable for Common Stock changes at any time, the Conversion Price in effect at the time of such change shall be adjusted immediately to the Conversion Price which would have been in effect at such time had such Option or Convertible Security originally provided for such changed Offering Price at the time initially granted, issued or sold. For purposes of this Section 8.2(g), if the terms of any Option or Convertible Security which was outstanding as of the date of issuance of the Note are changed in the manner described in the immediately preceding sentence, then such Option or Convertible Security and the Common Stock deemed issuable upon exercise, conversion or exchange thereof shall be deemed to have been issued as of the date of such change; provided that no such change shall at any time cause the Conversion Price hereunder to be increased.

 		(h)	Other Events.  If any event occurs of the type
                contemplated by the provisions of this Section 8.2 but not expressly provided for by such provisions (including the granting of stock appreciation rights, phantom stock rights or other rights with equity features), then the Company's Board of Directors shall in good faith make a reasonable and appropriate adjustment in the Conversion Price so as to protect the rights of the Purchaser hereunder; provided that no such adjustment shall increase the Conversion Price as otherwise determined pursuant to this Article 8 or decrease the number of shares of Conversion Stock issuable upon conversion of the principal amount of the Note then outstanding.

		(i)	Calculation of Consideration Received.  If any Capital
                Stock, Option or Convertible Security is issued or sold or deemed to have been issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor (net of discounts, commissions and related expenses). If any Capital Stock, Option or Convertible Security is issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Company shall be the Market Price thereof as of the date of receipt. If any Capital Stock, Option or Convertible Security is issued to the owners of the non-surviving entity in connection with any merger in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value of such portion of the net assets and business of the non-surviving entity as is attributable to such Capital Stock, Option or Convertible Security, as the case may be. The fair value of any consideration other than cash and securities shall be determined jointly by the Company and the Purchaser. If such parties are unable to reach agreement within a reasonable period of time, the fair value of such consideration shall be determined by an independent appraiser experienced in valuing such type of consideration jointly selected by the Company and the Purchaser. The determination of such appraiser shall be final and binding upon the parties, and the fees and expenses of such appraiser shall be borne by the Company. In case any Option is issued in connection with the issue or sale of other securities of the Company, together comprising one integrated transaction in which no specific consideration is allocated to such Option by the parties thereto, the Option shall be deemed to have been issued for a consideration of $.01.

		(j)	Treasury Shares.  The number of shares of Common Stock
                outstanding at any given time shall not include shares owned or held by or for the account of the Company or any Subsidiary, and the disposition of any shares so owned or held shall be considered an issue or sale of Common Stock.

 		(k)	Record Date.  If the Company takes a record of the
                holders of Capital Stock for the purpose of entitling them
                (i) to receive a dividend or other distribution payable in Capital Stock, Options or in Convertible Securities or (ii) to subscribe for or purchase Capital Stock, Options or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Capital Stock, Options or Convertible Securities deemed to have been issued or sold upon the declaration of such dividend or upon the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

		(l)	Deferral of Adjustments, Etc.  No adjustment in the
                Conversion Price need be made unless the adjustment would require an increase or decrease of at least one percent (1%) in the Conversion Price. Any adjustments that are not made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Article 8 shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

		(m)	Notices.

			(i)	Immediately upon any adjustment of the
                        Conversion Price, the Company shall give written notice thereof to the Purchaser, setting forth in reasonable detail and certifying the calculation of such adjustment.

			(ii)	The Company shall give written notice to the
                        Purchaser at least twenty (20) days prior to (1) the date on which the Company closes its books or takes a record (A) with respect to any dividend or distribution upon Common Stock, (B) with respect to any pro rata subscription offer to holders of Common Stock or (C) for determining rights to vote with respect to any Organic Change, dissolution or liquidation or (2) of any Change of Control (of which it has notice) or Public Offering.

                                   ARTICLE 9
                                 SUBORDINATION

	Section 9.1	Subordination.  The Company and the Purchaser agree
        that the Indebtedness evidenced by the Note is subordinated in right of payment, to the extent and in the manner provided in this Article 9, to the prior payments in full of all Senior Indebtedness and Senior Subordinated Indebtedness, whether outstanding at the date of this Agreement or later incurred, and that the subordination is for the benefit of the holders of the Senior Indebtedness and the Senior Subordinated Indebtedness. Notwithstanding anything in this Agreement or the Note to the contrary, any and all payments, distributions, proceeds, moneys and/or other assets and properties paid to or collected, realized, or otherwise received by the Purchaser in connection with any payment or other action by the Company, any Subsidiary or any other person acting on behalf of the Company, or any exercise or other enforcement of rights under the Agreement or the Note shall be subject to the terms and provisions of this Article 9.

	Section 9.2	Liquidation: Dissolution: Bankruptcy.  Upon any
        distribution to creditors and/or shareholders of the Company in a liquidation or dissolution of the Company or in a bankruptcy, reorganization, insolvency, receivership or similar proceeding relating to the Company or its property:

		(a)	Holders of Senior Indebtedness and Senior Subordinated
                Debt shall be entitled to receive payment in full in cash of the principal of and interest (including interest accruing after the commencement of any such proceeding) to the date of payment on the Senior Indebtedness and the Senior Subordinated Debt, respectively, before the Purchaser shall be entitled to receive any payment of principal of or interest on the Note; and

                (b)	Until the Senior Indebtedness and Senior Subordinated
                Indebtedness is paid in full in cash, any distribution to which the Purchaser would be entitled but for this Article 9 shall be made first to holders of Senior Indebtedness and, upon payment in full thereof, then to the holders of the Senior Subordinated Indebtedness, as their interests may appear, except that the Purchaser may receive securities that are subordinated to Senior Indebtedness and Senior Subordinated Indebtedness to at least the same extent as the Note.

	Section 9.3	Default on Senior Indebtedness.

		(a)	Upon the maturity of any Senior Indebtedness or Senior
                Subordinated Indebtedness by lapse of time, acceleration or otherwise, all Senior Indebtedness and Senior Subordinated Debt shall first be paid in full, or such payment duly provided for in cash or in a manner satisfactory to the holders of such thereof, before any payment is made by the Company, or any other person acting on behalf of the Company on account of the principal or interest on the Note.

		(b)	The Company may not pay or prepay any principal of,
                interest on or other amount respecting the Note, or cause, suffer or permit the Company or any other person acting on behalf of the Company to do so, and neither the Purchaser nor any person acting on behalf of any of them may accept or receive any such payment or seek to receive or collect any payment or offset amount under this Agreement or exercise or otherwise enforce any of their respective rights, powers, privileges, remedies and interests relating to the Note if:

			(i)	a default on the Senior Indebtedness and/or
                        the Senior Subordinated Indebtedness occurs and is continuing that permits holders thereof to accelerate its maturity, and

			(ii) (1) the default is the subject of judicial proceedings, (2) the Purchaser shall have received notice ("Subordination Notice") from the holders of the Senior Indebtedness or Senior Subordinated Indebtedness with respect to which such default occurred respecting the continuation of a default under the Senior Indebtedness and/or Senior Subordinated Indebtedness, as applicable, and specifically requesting the imposition of the standstill period provided by this Section 9.3, or
                        (3) the Company receives a notice of the acceleration of any of the Senior Indebtedness and/or Senior Subordinated Indebtedness, which notice is from a person who may give them pursuant to such Senior Indebtedness and/or Senior Subordinated Indebtedness.

		(c)	The Company may resume payments in respect of the
                Note (including any payments which shall not have been made on account of the provisions of this Article 10, but excluding any payments which may have become due solely on account of any acceleration of the maturity of the Note) or any judgement with respect thereto upon the earlier to occur of any of the following:

			(i)	the default is cured or waived;

			(ii)	one hundred fifty (150) days pass after the
                        notice is given if the default is a result of the failure to make any payment due under the instruments and agreements governing Senior Indebtedness and is not the subject of judicial proceedings;

			(iii)	one hundred twenty (120) days pass after the
                        notice is given if the default is for any reason other than a failure to make payment and is not the subject of judicial proceedings, if this Article 9 otherwise permits the payment at that time. (such one hundred fifty (150) and one hundred twenty (120) day periods being referred to as a "Blockage Period"); or

			(iv)	the termination of the Blockage Period by the
                        holders of Senior Indebtedness and/or the Senior Subordinated Indebtedness, as applicable;

        provided, however, that for purposes of this Section 9.3, with respect to the Bank Credit Documents, if the Purchaser received a Subordination Notice, a similar notice received within nine (9) months thereafter relating to the same default on the Bank Credit Documents shall not be effective for purposes of this Section 9.3, and further provided that, with respect to the Senior Subordinated Indentedness, (x) not more than one Blockage Period shall be in effect during any period of three hundred sixty (360) consecutive days, (y) Blockage Periods shall not be in effect on more than three
         (3) occasions and (z) no facts or circumstances on the date a Subordination Notice is given may be used or shall be effective as a basis for any subsequent Subordination Notice by either the holder of the Senior Indebtedness or the Senior Subordinated Indebtedness.

	Section 9.4	Limitation on Right of Action.  Notwithstanding
        anything to the contrary, the Purchaser agrees that, if any Senior Indebtedness or Senior Subordinated Indebtedness is outstanding, it will not exercise any right or remedy available to it on account of any default or Event of Default (other than the right to accelerate the Note in accordance with the terms thereof and the right to convert the Note or exercise the Warrant which the purchaser may do notwithstanding anything herein or elsewhere to the contrary) at any time at which payments may not be made in respect of the Note under this Article 9 unless and until an Event of Default shall have occurred and shall have continued uncured and unwaived beyond the applicable Blockage Period, provided that, in any event, the Purchaser may commence any legal proceeding or take any other appropriate action if and to the extent necessary to prevent the imminent expiration of any applicable period of limitations or the loss of any right under any applicable statute of limitations or other law.

	Section 9.5	Acceleration of Securities.  If payment of the Note
        is accelerated because of an Event of Default, the Company shall promptly notify holders of the Senior Indebtedness and the Senior Subordinated Debt of the acceleration. The Company may pay the Note after such acceleration occurs if this Article 9 permits the payment at that time.

	Section 9.6	When Distribution Must Be Paid Over. Any payments,
        distributions, proceeds, monies and/or other assets and properties paid to or collected, realized or otherwise received by the Purchaser or any person acting therefor or in connection with any payment or other action by the Company, any Subsidiary or any other person acting on behalf of the Company, or any exercise or other enforcement under this Agreement or the Note, during any time when the Company is not permitted to make payments on the Note under this Article 9, any and all such payments, distributions, proceeds, monies or other assets and properties shall be held by the recipient in trust for the benefit of, and shall be paid forthwith over and delivered to the holders of Senior Indebtedness (pro rata as to each of such holders on the basis of the respective amounts of Senior Indebtedness held by them) and if the Senior Indebtedness has been paid in full, then to the holders of the Senior Subordinated Debt (pro rata as to each of such holders on the basis of the respective amounts of Senior Indebtedness held by them), or in each case to their representative or the trustee under the indenture or other agreement (if any) pursuant to which such Indebtedness may have been issued and as their respective interest may appear, for application to the payment of thereof to the extent necessary to pay the same in full in accordance with its terms, after giving effect to any concurrent payment or distribution to or for the holders of such Indebtedness.

	If a distribution is made to the Purchaser that because of this
        Article 9 should not have been made to it, the Purchaser shall hold it in trust for the party to such distribution should have been paid and shall turn-over the same to the party who is entitled to such payment as soon as practicable.

	Section 9.7	Notice.

		(a)	The Company shall promptly notify the Purchaser of
                any facts known to the Company that would cause a payment of principal of or interest on the Note to violate this Article 9, but failure to give such notice shall not affect the subordination of the Note to the extent provided in this
                Article 9.

		(b)	The Purchaser shall not at any time be charged with
                knowledge of the existence of any facts which would prohibit the making of any payment to it by the Company, unless and until the Purchaser shall have received written notice thereof (given as provided in this Agreement) from the Company or from any holder of Senior Indebtedness or Senior Subordinated Indebtedness. Prior to the receipt of any such notice, Purchaser shall be entitled to assume conclusively that no such facts exist without, however, limiting any right of any holder of Senior Indebtedness or Senior Subordinated Indebtedness under this Article 9 to recover from the Purchaser any payment made in contravention of this Article
                9. Each payment on the Note by the Company shall be deemed to constitute a representation of the Company that such payment is permitted to be paid by the Company under this
                Article 9.

		(c)	The Purchaser shall be entitled to rely on the
                delivery to it of a written notice by a Person representing himself to be an authorized representative of a holder of Senior Indebtedness or Senior Subordinated Indebtedness, as the case may be, to establish that such notice has been given by any such Person. In the event that the Purchaser determines in good faith that further evidence is required with respect to the right of any such Person to participate in any payment or distribution pursuant to this Article 9, the Purchaser may request such Person to furnish evidence to the reasonable satisfaction of the Purchaser as to any fact pertinent to the rights of such Person under this Article 9, and if such evidence is not furnished, the Purchaser may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

		(d)	The Purchaser shall provide Fleet National Bank of
                any Event of Default hereunder by reason of which Purchaser intends to accelerate any obligations of the Company or exercise any right or remedy.

        Section 9.8 Subrogation. After all Senior Indebtedness and Senior Subordinated Indebtedness is paid in full and until the Note is paid in full, the Purchaser shall be subrogated to the rights of holders of Senior Indebtedness and the Senior Subordinated Debt to receive distributions applicable thereto to the extent that distributions otherwise payable to the Purchaser have been applied to the payment of the Indebtedness held by such Persons. A distribution made under this Article 9 to holders of Senior Indebtedness or Senior Subordinated Indebtedness which otherwise would have been made to the Purchaser is not, as between the Company and the Purchaser, a payment by the Company on the Senior Indebtedness or the Senior Subordinated Debt.

	Section 9.9	Relative Rights.  This Article 9 defines the relative
        rights of the Purchaser and holders of Senior Indebtedness and Senior Subordinated Indebtedness. Nothing in this Agreement shall:

		(a)	impair, as between the Company and the Purchaser, the
                obligation of the Company, which is absolute and unconditional, to pay principal of and interest on the Note in accordance with their terms; or

		(b)	prevent the Purchaser from exercising its available
                remedies upon a Default or Event of Default, subject to the rights of holders of Senior Indebtedness and Senior Subordinated Indebtedness to receive distribution otherwise payable to the Purchaser, except as otherwise provided herein.

	If the Company fails because of this Article 9 to pay principal on the Note together with any interest, premiums, if any, fees, expenses and/or other amount due thereon or payable with respect thereto on the due date, the failure is still a Default or Event of Default notwithstanding this Article 9.

	Section 9.10 Subordination May Not Be Impaired By Company. No right of any holder of Senior Indebtedness or Senior Subordinated Indebtedness to enforce the subordination of the Indebtedness evidenced by the Note shall be impaired by any act or failure to act by the Company or by its failure to comply with this Agreement.

	Section 9.11 Ranking of Securities. The Indebtedness evidenced by the Note shall rank senior to all Indebtedness evidenced by securities of the Company issued by the Company after the date of this Agreement, any other evidence of Indebtedness of the Company except as expressly provided for in Section 9.1, and the Capital Stock of the Company, including any rights or warrants entitling holders thereof to subscribe for or purchase shares of Capital Stock of the Company or any securities convertible into or exchangeable for shares of Capital Stock of the Company issued by the Company after the date of this Agreement.

                                     ARTICLE 10
                                DEFAULTS AND REMEDIES

	Section 10.1	Events of Default.  An "Event of Default" occurs if:

		(a)	The Company fails to pay (i) any principal of the
                Note when due in accordance with the terms thereof, or (ii) any interest on the Note or any other payment required under the Note when the same becomes due and payable within ten
                (10) days after such amount becomes due thereunder, whether or not such payment is prohibited by Article 9;

		(b)	Any representation or warranty made in this Agreement
                or in any agreement, instrument or certificate executed by Company or any of its Subsidiary or officers as provided in this Agreement or in connection with the transactions, is false, inaccurate or misleading in any respect on the date as of which made or which is deemed made;

		(c)	The Company fails to comply with or perform any of
                its other covenants or agreements in, or provisions of,
                Article 5 of this Agreement or any provision of the Note or Warrant;

		(d)	The Company fails to comply with or perform any of
                its other covenants or agreements in, or provisions of	this
                Agreement (other than those described in Section 10.1(a) or (c) herein) and the default continues for thirty (30) days after receipt of the notice of the Event of Default from the Purchaser which notice shall specify the Event of Default and demand that it be remedied and state that the notice is being given pursuant to this Section 10.1(d);

		(e)	The Company or a Subsidiary defaults under any bond,
                debenture, note or other evidence of Indebtedness for money borrowed by the Company or a Subsidiary or under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness of the Company or any Subsidiary (or which is guaranteed by the Company or a Subsidiary) (whether such Indebtedness or guarantee now exists or shall be created hereafter) including, without limitation, any default or event of default under the Bank Credit Documents (or any other agreements, notes or instruments evidencing any of the Senior Subordinated Indebtedness) or any of the Senior Subordinated Indebtedness Documents, which default shall constitute a failure to pay any portion of interest or principal when due after any applicable grace period or if the effect of such event of default is to cause or permit the acceleration of such Indebtedness prior to its expressed maturity, and with respect to the Bank Loan Documents, such event of default results in an acceleration of a principal amount of such indebtedness without such indebtedness having been discharged or such acceleration having been rescinded or annulled, provided, that the aggregate Indebtedness in default under this Section 10.1(e) is in excess of $100,000.00;

		(f)	A final judgement or final judgements for the payment
                of money are entered by a court of competent jurisdiction against the Company or any Subsidiary which remains unpaid or unstayed and undischarged for a period (during which execution shall not be effectively stayed) of thirty (30) days after the date on which the right to appeal has expired, provided, that, the aggregate of all such judgements exceeds $100,000.00;

		(g)	The Company or any Subsidiary pursuant to or within
                the meaning of any Bankruptcy Law: (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a Custodian of it or for all or substantially all of its property; (iv) makes a general assignment for the benefit of its creditors; or (v) generally is unable to pay its debts as the same become due;

		(h)	A court of competent jurisdiction enters an order or
                decree under any Bankruptcy Law that: (i) is for relief against the Company or any Subsidiary in an involuntary case;
                (ii) appoints a Custodian of the Company or any Subsidiary or for all or substantially all of its property; or (iii) orders the liquidation of the Company or any Subsidiary and the order or decree remains unstayed and in effect for sixty (60) days; and

                (i)	The Company's reporting obligations pursuant to
                Section 13 or 15(d) of the Exchange Act are suspended or terminated.

	Section 10.2	Acceleration.  If an Event of Default (other than an
        Event of Default specified in Section 10.1(g) and (h)) occurs and is continuing, the Purchaser, by written notice to the Company, may declare to be due and payable immediately all Indebtedness of the Company to the Purchaser, including the principal amount outstanding under the Note plus accrued interest thereon and all such amounts shall thereupon become immediately due and payable without any presentment, demand or notice of any kind, all of which the Company expressly waives. If any Event of Default specified in Section 10.1(g) or 10.1(h) occurs, all Indebtedness of the Company to the Purchaser, including the principal amount outstanding under the Note plus accrued interest thereon shall ipso facto become and be due and payable immediately without presentment, demand or notice of any kind, all of which the Company expressly waives. Upon the Note becoming due and payable as a result of an Event of Default, the Company will forthwith pay to the Purchaser the entire principal and interest accrued thereon and a premium which is due and payable pursuant to
        Section 2.6.

	Section 10.3	Other Remedies.  If an Event of Default occurs and
        is continuing, the Purchaser may pursue any available remedy by proceeding at law or in equity, to collect the payment of principal of and premiums and interest on the Note or to enforce the performance of any provision of the Note or this Agreement. No course of conduct or delay or omission by the Purchaser in exercising any right or remedy accruing upon an Event of Default shall impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default or otherwise prejudice the Purchaser's rights, powers and remedies. No remedy is exclusive of any other remedy. All remedies are cumulative to the extent permitted by law. The Company further agrees to pay the Purchaser all costs and expenses incurred by it in the collection of the Note or any other Indebtedness of the Company to the Purchaser, including attorneys' fees.

	The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Agreement; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Purchaser, but will suffer and permit the execution of every such power as though no such law had been enacted.

	Section 10.4	Appointment of Director.	Upon the occurrence
        of an Event of Default, if the Purchaser requests, the Company shall cause a Person selected by the Purchaser to serve as director of the Company until the Event of Default is cured.

                                ARTICLE 11
                              MISCELLANEOUS

	Section 11.1	Notices; Reporting Date.  All notices, demands or
        other communications to be given or delivered under or by reason of the provisions of this Agreement shall be in writing and shall be deemed to have been given when delivered personally to the recipient, sent to the recipient by reputable overnight courier service (charges prepaid) or five days after being mailed to the recipient by certified or registered mail, return receipt requested and postage prepaid. Any notice or communication shall be sent to the following addresses:

		if to the Company:

		Travel Ports of America, Inc.
		3495 Winton Place
		Building C
		Rochester, New York  14623
		Attention:  John Holahan, President

		if to the Purchaser:

		Cephas Capital Partners, L.P.
		16 West Main Street
		Rochester, New York  14614
		Attention: General Partner

	The Company or the Purchaser, by notice to the other, may designate additional or different addresses for subsequent notices or communications.

	Section 11.2	Survival of Representations and Warranties.  All
        representations and warranties contained herein or made in writing by any party in connection herewith shall survive the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, regardless of the knowledge of the Purchaser or any investigation made by the Purchaser or on its behalf, and neither the knowledge of, nor any investigation by, the Purchaser shall affect the occurrence or existence of a breach of any representation or warranty contained herein as of the Closing.

	Section 11.3	Successors and Assigns.  Except as otherwise expressly
        provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not. In addition, and whether or not any express assignment has been made, the provisions of this Agreement which are for the Purchaser's benefit as a purchaser or holder of the Note, the Warrant or any Common Stock are also for the benefit of, and enforceable by, any subsequent holder of the Note, the Warrant or Common Stock.

	Section 11.4	Severability.  Whenever possible, each provision of
        this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

	Section 11.5	Counterparts.  This Agreement may be executed
        simultaneously in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same Agreement.

	Section 11.6	Descriptive Headings; Interpretation.  The descriptive
        headings of this Agreement are inserted for convenience only and do not constitute a substantive part of this Agreement. The use of the word "including" in this Agreement shall be by way of example rather than by limitation.

	Section 11.7	Governing Law.  This Agreement shall be governed by
        the laws of the State of New York, without giving effect to any choice of law or conflict of law rules or provisions (whether of the State of New York or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of New York.

	Section 11.8	Consideration for Warrants.  The Purchaser and the
        Company acknowledge and agree that the fair market value of the Note issued hereunder is $2,000,000 and the fair market value of the Warrant issued hereunder is $100. The Purchaser and the Company shall file their respective federal, state and local tax returns in a manner which is consistent with such valuation and allocation and shall not take any contrary position with any taxing authority.

	Section 11.9	No Strict Construction.  The parties hereto have
        participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties hereto, and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement.

	Section 11.10 Indemnification. In consideration of the Purchaser's execution and delivery of this Agreement and acquiring the Note and Warrant hereunder and in addition to all of the Company's other obligations under this Agreement, the Company shall defend, protect, indemnify and hold harmless the Purchaser and all of its partners and their respective officers, directors, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by the Indemnitees or any of them as a result of, or arising out of, or relating to (a) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the Note and Warrant or (b) the execution, delivery, performance or enforcement of this Agreement and any other instrument, document or agreement executed pursuant hereto by any of the Indemnitees, except for any such Indemnified Liabilities arising on account of the particular Indemnitee's gross negligence or willful misconduct. To the extent that the foregoing undertaking by the Company may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

	Section 11.11	Payment Set Aside.  To the extent that the Company
        makes a payment or payments to the Purchaser hereunder or under the Note or the Purchaser enforce or exercise its rights hereunder or thereunder, and such payment or payments or the proceeds of such enforcement or exercise or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside, recovered from, disgorged by or are required to be refunded, repaid or otherwise restored to the Company, a trustee, receiver or any other person under any law (including, without limitation, any bankruptcy law, state or federal law, common law or equitable cause of action), then to the extent of any such restoration the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.
                                            TRAVEL PORTS OF AMERICA, INC.
                                            By:
                                            Name:  William Burslem III
                                            Title: Vice President
                                            CEPHAS CAPITAL PARTNERS, L.P.
                                            By:  Cephas LLC, General Partner
                                            By:
                                            Name:  Jeffery S. Holmes
                                            Title: Managing Member

                LIST OF APPENDIXES, EXHIBITS AND SCHEDULES

		Appendix A	-	Defined Terms

		Exhibit A	-	Subordinated Convertible Note
		Exhibit B	-	Warrant
		Exhibit C	-	Registration Agreement
		Exhibit D	-	Opinion
		Exhibit E	-	Guaranty

		Restrictions and Liens Schedule
		Capitalization Schedule
		Subsidiary Schedule
		Financial Statements Schedule
		Liabilities Schedule
		Developments Schedule
		Taxes Schedule
		Tax Audit Schedule
		Consents Schedule
		Employee Benefit Plans Schedule
		Compliance Schedule

                                   APPENDIX A

                                   DEFINITIONS

	"Affiliate" means any person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company.

	"Affiliated Group" means any affiliated group as defined in IRC
        Section 1504 that has filed a consolidated return for federal income tax purposes (or any similar group under state, local or foreign law) for a period during which any of the Company or any of its Subsidiaries was a member.

	"Bank Credit Documents" means the Restated and Amended Credit Agreement, dated October 27, 1997, effective as of November 1, 1997, between Fleet National Bank (formerly known as Fleet Bank) and the Company, and all agreements, notes, instruments and documents executed in connection therewith, in each case as the same may be supplemented, modified, amended or restated from time to time to the extent permitted herein.

	"Bankruptcy Law" means Title 11, U.S. Code or any similar Federal or State law for the relief of debtors.

	"Capitalized Leases" means, with respect to any person, all obligations of such person under any agreement to lease, or lease of, any real or personal property that are required to be capitalized for financial reporting purposes in accordance with generally accepted accounting principles and the amount of Indebtedness shall be the capitalized amount of such obligations determined in accordance with such principles.

	"Capital Stock" means any class of capital stock of the Company as it exists on the date of this Agreement or as it may be constituted from time to time and warrants, options and similar rights to acquire any such capital stock.

	"Change in Control" shall be deemed to have occurred at such time as any of the following events shall occur: (a) any sale, transfer or issuance or series of sales, transfers and/or issuances of Common Stock by the Company or any holders thereof which results in any Person or group of Persons (as the term "group" is used under the Securities Exchange Act of 1934) owning more than fifty percent (50%) of the Common Stock outstanding immediately after such sale, transfer or issuance or series of sales, transfers and/or issuances or (b) during any twelve (12) month period, individuals who at the beginning of such period constituted the Company's Board of Directors (together with any new directors whose election by such Board of Directors or whose nomination for election by the shareholders of the Company was approved by a majority vote of the directors who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Company's Board of Directors then in office.

	"Common Stock" means the Company's Common Stock, par value $.01 per share, and any capital stock of any class of the Company which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company.

	"Consolidated Net Income" means, for any period, the aggregate of the Net Income of the Company and its Subsidiaries (if any) for such period, on a consolidated basis, determined in accordance with generally accepted accounting principles, provided that (a) the Net Income of any person which is not a Subsidiary or is accounted for by the Company by the equity method of accounting shall be included only to the extent of the amount of dividends or distributions paid to the Company or a Subsidiary, and (b) the Net Income of any person acquired in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded. "Net Income" of any person shall mean the net income (loss) of such person, determined in accordance with generally accepted accounting principles; excluding, however, from the determination of Net Income any gain (but not loss) realized upon the sale or other disposition (including, without limitation, dispositions pursuant to leaseback transactions) of any real property or equipment of such person which is not sold or otherwise disposed of in the ordinary course of business, or of any capital stock of the Company or a Subsidiary owned by such person. Should the Company not have a Subsidiary during any measuring period, the Net Income for such period shall be determined on a separate company basis.

	"Consolidated Net Worth" means the consolidated equity of the common stockholders of the Company and its consolidated Subsidiaries, as determined in accordance with generally accepted accounting principles, after excluding from the assets of the Company the following: (a) patents, copyrights, trademarks, trade names, non-compete agreements, franchises and other similar intangibles; (b) goodwill; and (c) any surplus resulting from any write-up of assets subsequent to October 31, 1997

	"Convertible Securities" means any stock or securities (other than Options) directly or indirectly convertible into or exchangeable for Common Stock.

	"Conversion Stock" means shares of the Company's authorized but unissued Common Stock; provided that if there is a change such that the securities issuable upon conversion of the Notes are issued by an entity other than the Company or there is a change in the class of securities so issuable, then the term "Conversion Stock" shall mean one share of the security issuable upon conversion of this Note if such security is issuable in shares, or shall mean the smallest unit in which such security is issuable if such security is not issuable in shares.

	"Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

	"Default" means any event which is, or after notice, or passage of time or both would be, an Event of Default.

	"Exchange Act" means the Securities Exchange Act of 1934, as in effect on the date of execution of this Agreement and as may thereafter be amended.

	"Equity Interest" means Capital Stock or warrants, options or other rights to acquire Capital Stock and stock appreciation rights, phantom stock rights and similar rights.

	"Financing" has the same meaning given to such term in the SBIC
        Regulations.

	"Indebtedness" means, without duplication, with respect to any person, as of any date, the principal of and any premium or interest on (a) all indebtedness of such person for borrowed money (including all indebtedness evidenced by notes, bonds, debentures or other securities sold by such person for money) or in respect of letters of credit issued for its own account, (b) all indebtedness incurred by such person in the acquisition (whether by way of purchase, merger, consolidation or otherwise and whether by such person or another person) of any business, real property or other assets (except assets acquired in the ordinary course of the conduct of the acquiror's usual business), (c) all Capitalized Leases, (d) guarantees by such person of indebtedness described in clauses (a), (b) or (c) and (e) renewals, extensions refundings, deferrals, restructurings, amendments and modifications of any such indebtedness, obligation or guarantee.

	"Intellectual Property Rights" means all (a) patents, patent applications, patent disclosures and inventions, (b) trademarks, service marks, trade dress, trade names, logos and corporate names and registrations and applications for registration thereof together with all of the goodwill associated therewith, (c) copyrights (registered or unregistered) and copyrightable works and registrations and applications for registration thereof, (d) mask works and registrations and applications for registration thereof, (e) computer software, data, data bases and documentation thereof, (f) trade secrets and other confidential information (including, without limitation, ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, copyrightable works, financial and marketing plans and customer and supplier lists and information), (g) other intellectual property rights and (h) copies and tangible embodiments thereof (in whatever form or medium).

	"Investment" as applied to any person means (a) any direct or indirect purchase or other acquisition by such person of any notes, obligations, instruments, stock, securities or ownership interest (including partnership interests and joint venture interests) of any other person and (b) any capital contribution by such person to any other person.

	"IRC" means the Internal Revenue Code of 1986, as amended, and any reference to any particular IRC section shall be interpreted to include any revision of or successor to that section regardless of how numbered or classified.

	"IRS" means the United States Internal Revenue Service.

	"Lien" means any mortgage, pledge, security interest, encumbrance, lien or charge of any kind (including any conditional sale or other title retention agreement or lease in the nature thereof), any sale of receivables with recourse against the Company, any Subsidiary or any Affiliate, any filing or agreement to file a financing statement as debtor under the Uniform Commercial Code or any similar statute other than to reflect ownership by a third party of property leased to the Company or any Subsidiaries under a lease which is not in the nature of a conditional sale or title retention agreement, or any subordination arrangement in favor of another person (other than any subordination arising in the ordinary course of business).

	"Market Price" of a share of Common Stock means the average of the Quoted Prices of the Common Stock for thirty (30) consecutive Trading Days commencing forty-five (45) Trading Days before the date in question. In the absence of quotations, the Company shall determine the Market Price on the basis of such quotations as it considers reasonably appropriate and equitable.

	"Officer" means the Chairman of the Board, the President, any Vice President, the Treasurer or the Secretary of the Company.

	"Officers' Certificate" means a certificate signed by two (2) Officers or by an Officer (other than the Secretary) and an Assistant Secretary of the Company.

	"Options" means any warrants, options or rights to subscribe for or purchase Common Stock.

	"Parent" with respect to a person, means any corporation, partnership, joint venture or other business entity which owns, directly or through one or more Subsidiaries, shares of stock or other interests having general voting power under ordinary circumstances to elect a majority of the board of directors, managers, trustees or other governing body of such person.

	"Person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

	"Public Offering" means any offering by the Company of its capital stock or equity securities to the public pursuant to an effective registration statement under the Securities Act, or any comparable statement under any similar federal statute then in force.

	"Quoted Price" for a security means the price of quoted for such security on the New York Stock Exchange, or, if there has been no sales on any such exchange on any day, the average of the highest bid and lowest asked prices on such exchange at the end of such day, or, if on any day such security is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ System as of 4:00 P.M., New York time, or, if on any day such security is not quoted in the NASDAQ System, the average of the highest bid and lowest asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization.

	"Regulatory Problem" means any set of facts or circumstances wherein it has been asserted by any governmental regulatory agency (or the Purchaser believes that there is a substantial risk of such assertion) that the Purchaser and its Affiliates are not entitled to hold, or exercise any significant right with respect to the Common Stock.

	"Restricted Securities" means (a) the Note and the Warrant issued hereunder, (b) the Common Stock issued upon conversion of Note or upon exercise of the Warrant and (c) any securities issued with respect to the securities referred to in clauses (a) or (b) above by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization. As to any particular Restricted Securities, such Securities shall cease to be Restricted Securities when they have been (a) effectively registered under the Securities Act and disposed of in accordance with the registration statement covering them, (b) distributed to the public through a broker, dealer or market maker pursuant to Rule 144 (or any similar provision then in force) under the Securities Act or become eligible for sale pursuant to Rule 144(k) (or any similar provision then in force) under the Securities Act or (c) been otherwise transferred and new certificates for them not bearing the Securities Act legend set forth in Section
        5.3 have been delivered by the Company in accordance with Sections
        6.4 or 6.6. Whenever any particular Securities cease to be Restricted Securities, the holder thereof shall be entitled to receive from the Company, without expense, new Securities of like tenor not bearing a Securities Act legend of the character set forth in Section 6.3.

	"SBIC Regulations" means the Small Business Investment Company Act of 1958, as amended, and the regulations issued by the Small Business Administration thereunder,13 CFR 107 and 121, as amended.

	"SBIC Regulatory Violation" means (a) a diversion of the proceeds of the Financing provided hereunder from the reported use thereof on the use of proceeds statement delivered by the Company on SBA Form 1031 delivered at the Closing, if such diversion was effected without obtaining the prior written consent of the Purchaser (which may be withheld in its sole discretion) or (b) a change in the principal business activity of the Company and its Subsidiaries to an ineligible business activity (within the meaning of the SBIC Regulations) if such change occurs within one year after the date of the initial Financing hereunder.

	"SEC" means the Securities and Exchange Commission.

	"Securities" means the Securities described above and issued under this Agreement.

	"Securities Act" means the Securities Act of 1933, as in effect on the date hereof and as hereafter amended.

	"Securities Exchange Act" means the Securities Exchange Act of 1934, as in effect on the date hereof and as hereafter amended.

	"SEC" means the United States Securities & Exchange Commission.

	"Senior Indebtedness" means all Indebtedness of the Company for money now or hereafter borrowed from a bank, insurance company or any other institutional lender, whether secured by assets of the Company or any Subsidiary or unsecured, outstanding at any time (including future advances), all Indebtedness of the Company which is secured by liens or assets used in the ordinary course of business by the Company or any Subsidiary and the value of the collateral is equal to at least fifty percent (50%) of the then outstanding principal amount of such Indebtedness, all together with interest thereon (including post-petition interest) and all fees, reimbursements and other amounts owing under the relevant instruments and agreements evidencing, governing and/or securing such Indebtedness. Notwithstanding the foregoing, the Senior Indebtedness does not include Indebtedness of the Company to any of its Subsidiaries for money borrowed or advanced from any such Subsidiary and Indebtedness which by its terms is not superior in right of payment to the Note.

	"Senior Subordinated Indebtedness" means all principal, interest, fees, reimbursements and other amounts owed under the Senior Subordinated Indebtedness Documents.

	"Senior Subordinated Indebtedness Documents" means the Trust Agreement between the Company and the American Stock & Transfer Company pursuant to which the Company issued its 8 3/4% Senior Subordinated Notes due January 15, 2005 in the original principal amount of $5,000,000 and all agreements, notes, instruments and documents executed in connection therewith, as the same may be supplemented, modified, amended or restated from time to time to the extent permitted herein.

	"Subsidiary" means any person of which at the time of determination made under this Agreement at least a majority of capital stock having ordinary voting power for the election of directors or other governing body of such person is owned by the Company directly or through one or more Subsidiaries.

	"Tax" or "Taxes" means federal, state, county, local, foreign or other income, gross receipts, ad valorem, franchise, profits, sales or use, transfer, registration, excise, utility, environmental, communications, real or personal property, capital stock, license, payroll, wage or other withholding, employment, social security, severance, stamp, occupation, alternative or add-on minimum, estimated and other taxes of any kind whatsoever (including, without limitation, deficiencies, penalties, additions to tax, and interest attributable thereto) whether disputed or not.

	"Tax Return" means any return, information report or filing with respect to Taxes, including any schedules attached thereto and including any amendment thereof.

	"Trading Day" means each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which securities are not traded on the exchange or in the market which is the principal United States market for the Common Stock of the Company, as determined by the Board of Directors of the Company.

                                  EXHIBIT A

	The security represented by this instrument was originally issued on December 4, 1997, and has not been registered under the Securities
        Act of 1933, as amended. The transfer of such security is subject to the conditions specified in the Note and Warrant Purchase Agreement, dated as of December 4, 1997, as amended and modified from time to time, between the issuer (the "Company") and the original holder of this instrument, and the Company reserves the right to refuse the transfer of such security until such conditions have been fulfilled with respect to such transfer. Upon written request, a copy of such conditions shall be furnished by the Company to the holder hereof without charge.

                        TRAVEL PORTS OF AMERICA, INC.
                          CONVERTIBLE SUBORDINATED
                               PROMISSORY NOTE

December 4, 1997                                              $2,000,000.00
Rochester, New York


	FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation (the "Company"), hereby promises to pay to the order of CEPHAS CAPITAL PARTNERS, L.P., which has an address of 16 West Main Street, Rochester, New York 14614, or registered assigns, ("Holder") the principal sum of Two Million Dollars ($2,000,000.00) together with interest thereon calculated from the date hereof in accordance with the provisions of this Note on December 4, 2007.

	This Note was issued pursuant to a Note and Warrant Purchase Agreement, dated as of December 4, 1997 (as amended and modified from time to time, the "Purchase Agreement"), between the Company and the Holder and all provisions thereof are hereby incorporated herein in full by reference. The Purchase Agreement contains terms governing the rights of the Holder of this Note and the Holder is entitled to the benefits thereof. All capitalized terms used herein and not otherwise defined shall have the meanings given thereto in the Purchase Agreement.

	1. Interest. Except as otherwise expressly provided herein, interest shall accrue on the unpaid principal amount of this Note outstanding from the date hereof until such time as payment therefor is actually delivered to the Holder at the rate of 7.81% per annum. Interest shall be payable quarterly on the 1st day of March, June, September and December in each year, commencing with March 1, 1998 and shall continue thereafter until the principal hereof shall have become due and payable, and on the maturity date hereof. All interest shall be calculated on the basis of a 360 day year of twelve 30-day months.

	2.  Principal Payments.  As provided in the Purchase Agreement, this
        Note is subject to prepayment, in whole or from time to time in part, in certain cases without premium and in other cases with a premium as specified in the Agreement. The Company agrees to make such prepayments of principal on the dates and in the amounts specified in the Purchase Agreement.

	3. Events of Default. In case an Event of Default, shall occur and be continuing, the principal of this Note may be declared or become immediately due and payable in the manner and with the effect provided in the Purchase Agreement. In addition, upon the occurrence and during the continuance of an Event of Default, interest on the outstanding principal hereunder shall accrue at a rate per annum from time to time equal to the greater of the rate of interest then in effect on this Note, plus 1.5% per annum and, at Holder's option, shall be due either quarterly as aforesaid or on demand. Any increase in the interest rate shall not be the Holder's exclusive remedy in the event of an Event of Default. The Holder shall also have any other rights which the Holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law. The Company hereby waives diligence, presentment, protest and demand and notice of protest and demand, dishonor and nonpayment of this Note and expressly agrees that this Note, or any payment hereunder, may be extended from time to time and that the Holder may accept security for this Note or release security for this Note, all without in any way affecting the liability of the Company hereunder.

	4. Conversion. Notwithstanding any provision contained herein or in the Purchase Agreement, the Holder may convert all or any portion of the outstanding principal amount of this Note pursuant to and as provided in the Purchase Agreement until such time as such amount has been deemed to have been paid.

	5. Subordination. This Note is subordinated to the extent set forth and on the terms and conditions set forth in the Purchase Agreement.

	6. Amendment and Waiver. Except as otherwise expressly provided herein, the provisions of this Note may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the Holder.

	7. Cancellation. After all principal and accrued interest at any time owed on this Note has been paid in full, this Note shall be surrendered to the Company for cancellation and shall not be reissued.

	8. Payments. Unless otherwise expressly provided herein, all payments to be made to the Holders shall be made in the lawful money of the United States of America in immediately available funds which shall be delivered to the address designated by the Holder.

	9.  Transfer of Note.  This Note may be transferred pursuant to
        Article 6 of the Purchase Agreement and the Company shall treat the Person to whom this Note is assigned in accordance therewith for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

	10. Business Days. If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.

	11. Usury Laws. It is the intention of the Company and the Holder to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Note shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Note is accelerated by reason of an election by the Holder resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the Holder either be rebated to the Company or credited on the principal amount of this Note, or if this Note has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable or receivable under this Note shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Note remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Note, or if this Note has been repaid, then such excess shall be rebated to the Company.

	12. Notices. All notices, demands or other communications to be given or delivered under or by reason of the provisions of this Note shall be given in accordance with Section 10.1 of the Purchase Agreement.

	13. New York Law. This Note is intended to be performed in the State of New York and shall be construed and enforced in accordance with the laws of such State.

	IN WITNESS WHEREOF, the Company has executed and delivered this Note on the ___ of December, 1997.


                             TRAVEL PORTS OF AMERICA, INC.

					By: ___________________________
					Name:  William Burslem III
					Title: Vice President


                                   EXHIBIT B

	This Warrant was originally issued on December 4, 1997, and such issuance was not registered under the Securities Act of 1933, as amended. The transfer of this Warrant and the securities obtainable upon exercise thereof is subject to the conditions on transfer specified in the Note and Warrant Purchase Agreement, dated as of December 4, 1997 (as amended and modified from time to time), between the issuer hereof (the "Company") and the initial holder hereof.
        Upon written request, a copy of such conditions shall be furnished by the Company to the holder hereof without charge.

                         TRAVEL PORTS OF AMERICA, INC.
                            STOCK PURCHASE WARRANT


        Date of Issuance:  December 4, 1997 Certificate No. ____

	FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC., a New York corporation (the "Company"), hereby grants to CEPHAS CAPITAL PARTNERS, L.P. or its registered assigns (the "Registered Holder") the right to purchase from the Company up to 40,000 shares of the Company's Common Stock at a price per share of $5.16 (as adjusted from time to time hereunder, the "Exercise Price"). This Warrant is the Warrant
        (issued by the Company to the Registered Holder pursuant to the Note and Warrant Purchase Agreement, dated as of December 4, 1997 (the "Purchase Agreement"). Certain capitalized terms used herein are defined in Section 5 hereof. The amount and kind of securities obtainable pursuant to the rights granted hereunder and the purchase price for such securities are subject to adjustment pursuant to the provisions contained in this Warrant.

        This Warrant is subject to the following provisions:

        Section 1.  Exercise of Warrant.

	(a)	Exercise Period.  The Registered Holder may exercise, in
        whole or in part (but not as to a fractional share of Common Stock), the purchase rights represented by this Warrant at any time and from time to time after the Date of Issuance to and including the tenth
        (10th) anniversary thereof (the "Exercise Period").

	(b)	Exercise Procedure.

		(i)	This Warrant shall be deemed to have been exercised
                when the Company has received all of the following items (the "Exercise Time"):

			(A)	a completed Exercise Agreement in the form of
                        Exhibit I attached hereto and as described in Paragraph 1(c) below, executed by the Person exercising all or part of the purchase rights represented by this Warrant (the "Registered Holder");

			(B)	this Warrant;

			(C)	if this Warrant is not registered in the name
                        of the Registered Holder, an Assignment or Assignments in the form set forth in Exhibit II hereto evidencing the assignment of this Warrant to the Registered Holder, in which case the Registered Holder shall have complied with the provisions set forth in Section 8 hereof; and

			(D)	either (i) a check payable to the Company (in
                        the case of the original Holder of this Warrant only), a certified check payable to the Company or a wire transfer of immediately available funds to an account designated by the Company in an amount equal to the product of the Exercise Price multiplied by the number of shares of Common Stock being purchased upon such exercise (the "Aggregate Exercise Price") or
                        (ii) the surrender to the Company of debt or equity securities of the Company having a Market Price equal to the Aggregate Exercise Price of the Common Stock being purchased upon such exercise (provided that for purposes of this subparagraph, the Market Price of any note or other debt security or any preferred stock shall be deemed to be equal to the aggregate outstanding principal amount or liquidation value thereof plus all accrued and unpaid interest thereon or accrued or declared and unpaid dividends thereon).

			(E)	Certificates for shares of Common Stock
                        purchased upon exercise of this Warrant shall be delivered by the Company to the Registered Holder within five (5) business days after the date of the Exercise Time. Unless this Warrant has expired or all of the purchase rights represented hereby have been exercised, the Company shall prepare a new Warrant, substantially identical hereto, representing the rights formerly represented by this Warrant which have not expired or been exercised and shall within such five (5) day period, deliver such new Warrant to the Person designated for delivery in the Exercise Agreement.

			(F)	The Common Stock issuable upon the exercise
                        of this Warrant shall be deemed to have been issued to the Registered Holder at the Exercise Time, and the Registered Holder shall be deemed for all purposes to have become the record holder of such Common Stock at the Exercise Time.

			(G)	The issuance of certificates for shares of
                        Common Stock upon exercise of this Warrant shall be made without charge to the Registered Holder or the Registered Holder for any issuance tax in respect thereof or other cost incurred by the Company in connection with such exercise and the related issuance of shares of Common Stock. Each share of Common Stock issuable upon exercise of this Warrant shall upon payment of the Exercise Price therefor, be fully paid and nonassessable and free from all liens and charges with respect to the issuance thereof.

			(H)	The Company shall not close its books against
                        the transfer of this Warrant or of any share of Common Stock issued or issuable upon the exercise of this Warrant in any manner which interferes with the timely exercise of this Warrant. The Company shall from time to time take all such action as may be necessary to assure that the par value per share of the unissued Common Stock acquirable upon exercise of this Warrant is at all times equal to or less than the Exercise Price then in effect.

			(I)	The Company shall assist and cooperate with
                        any Registered Holder or Registered Holder required to make any governmental filings or obtain any governmental approvals prior to or in connection with any exercise of this Warrant (including making any filings required to be made by the Company).

			(J)	Notwithstanding any other provision hereof,
                        if an exercise of any portion of this Warrant is to be made in connection with a registered public offering or the sale of the Company, the exercise of any portion of this Warrant may, at the election of the holder hereof, be conditioned upon the consummation of the public offering or sale of the Company in which case such exercise shall not be deemed to be effective until the consummation of such transaction.

			(K)	The Company shall at all times reserve and
                        keep available out of its authorized but unissued shares of Common Stock solely for the purpose of issuance upon the exercise of the Warrants, such number of shares of Common Stock issuable upon the exercise of all outstanding Warrants. All shares of Common Stock which are so issuable shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. The Company shall take all such actions as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange upon which shares of Common Stock may be listed (except for official notice of issuance which shall be immediately delivered by the Company upon each such issuance).
                        The Company shall not take any action which would cause the number of authorized but unissued shares of Common Stock to be less than the number of such shares required to be reserved hereunder for issuance upon exercise of the Warrants.

		(c)	Exercise Agreement.  Upon any exercise of this
                Warrant, the Exercise Agreement shall be substantially in the form set forth in Exhibit I hereto, except that if the shares of Common Stock are not to be issued in the name of the Person in whose name this Warrant is registered, the Exercise Agreement shall also state the name of the Person to whom the certificates for the shares of Common Stock are to be issued, and if the number of shares of Common Stock to be issued does not include all the shares of Common Stock purchasable hereunder, it shall also state the name of the Person to whom a new Warrant for the unexercised portion of the rights hereunder is to be delivered. Such Exercise Agreement shall be dated the actual date of execution thereof.

	(d)	Fractional Shares.  If a fractional share of Common Stock
        would, but for the provisions of Paragraph 1(a), be issuable upon exercise of the rights represented by this Warrant, the Company shall, within five business days after the date of the Exercise Time, deliver to the Registered Holder a check payable to the Registered Holder in lieu of such fractional share in an amount equal to the difference between Market Price of such fractional share as of the date of the Exercise Time and the Exercise Price of such fractional share.

        Section 2.       Adjustment of Exercise Price and Number of Shares.
        In order to prevent dilution of the rights granted under this Warrant, the Exercise Price shall be subject to adjustment from time to time as provided in this Section 2, and the number of shares of Common Stock obtainable upon exercise of this Warrant shall be subject to adjustment from time to time as provided in this Section 2.

	(a)	Stock Dividends, Subdivisions or Combinations.  If the Company
        at any time: (i) pays a dividend or makes a distribution on its Common Stock in shares of its Common Stock, (ii) subdivides its outstanding shares of Common Stack into a greater number of shares,
        (iii) combines its outstanding shares of Common Stock into a smaller number of shares, (iv) makes a distribution on its Common Stock in shares of its Capital Stock other than Common Stock, or (v) issues by reclassification of its Common Stock any shares of its Capital Stock, then the Exercise Price in effect immediately prior to such action shall be adjusted so that the Registered Holder may receive the number of shares of Capital Stock of the Company which it would have owned immediately following such action if it had exercised the Warrant immediately prior to such action. The adjustment shall become effective immediately after the record date in the case of a stock dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification. If after an adjustment the Registered Holder may receive shares of two or mare classes of Capital Stock of the Company as a result of exercising this Warrant, the Company shall determine the allocation of the adjusted Exercise Price between the classes of Capital Stock on a fair, reasonable and equitable basis. After such allocation, the Exercise Price of each class of Capital Stock shall thereafter be subject to adjustment on terms comparable to those applicable to Common Stock in this Section 2.

	(b)	Adjustment for Rights Issue.  If the Company grants, sells or distributes any Options pursuant to which one or more shares of Common Stock are issuable at a price per share less than the Market Price on the date of issuance of such Option, then the Exercise Price in effect immediately prior to such action shall be adjusted (i) proportionately by the difference between the then Market Price and the per share exercise, purchase or offering price (the "Offering Price") if such Offering Price is greater than the then Exercise Price or (ii) to equal the Offering Price if such Offering Price is less than the then Exercise Price. For purposes of this Section 2(b), the Offering Price for which any one share of Common Stock is issuable shall be equal to the sum of the lowest amounts of consideration (if any) received or receivable by the Company for the issuance of one share of Common Stock pursuant to the Option. The adjustment required by this Section 2(b) shall be made successively whenever any Options are issued and shall become effective immediately upon the grant or issuance thereof.

	(c)	Adjustment for Convertible Securities Issue.  If the Company
        issues any Convertible Security for a consideration per share of Common Stock (also referred to as the "Offering Price") initially deliverable upon conversion or exchange of such securities which is less than the Market Price per share on the date of issuance of such Convertible Security, then the Exercise Price in effect immediately prior to such action shall be adjusted (i) proportionately by the difference between such Market Price and the Offering Price if the Offering Price is greater than the then effective Exercise Price or
        (ii) to equal the Offering Price if such Offering Price is less than the then effective Exercise Price. For the purposes of this Section 2(c), the Offering Price for which any one share of Common Stock is issuable under a Convertible Security shall be equal to the sum of the lowest amounts of consideration (if any) received or receivable by the Company for the issuance of one share of Common Stock upon the conversion or exchange thereof. The adjustment required by this
        Section 2(c) shall be made successively whenever any such issuance is made, and shall become effective immediately after such issuance.

	This Section 2(c) does not apply to (i) Convertible Securities issued to stockholders of any Person which merges into the Company, or with a Subsidiary of the Company, in proportion to their stockholdings immediately prior to such merger and which requires an adjustment pursuant to Section 2(f) below or (ii) Convertible Securities issued in a bona fide public offering pursuant to a firm commitment underwriting at a minimum price of $7.00.

	(d)	Adjustments for Common Stock Issue.  If the Company issues
        shares of Common Stock for a consideration per share (also referred to as the "Offering Price") less than the Market Price per share on the date the Company fixes the Offering Price of such additional shares, then the Exercise Price in effect immediately prior to such action shall be adjusted (i) proportionately by the difference between the then Market Price and the Offering Price per share of the additional shares if such Offering Price is greater than the then effective Exercise Price or (ii) to equal the Offering Price if such Offering Price is less than the then effective Exercise Price. The adjustment required by this Section 2(d) shall be made successively whenever any such issuance is made, and shall become effective immediately after such issuance.

	This Section 2(d) does not apply to (i) the exercise of Options for which an adjustment has already been made pursuant to Section 2(a),
        (ii) the conversion or exchange of other securities convertible or exchangeable for Common Stock for which an adjustment has already been made pursuant to Section 2(c), (iii) Common Stock issued to the Company's employees under bona fide employee benefit plans adopted by the Board of Directors and approved by the holders of Common Stock when required by law, if such Common Stock would otherwise be covered by this Section 2(d), (iv) Common Stock issued to stockholders of any Person which merges into the Company in proportion to their stockholdings of such person immediately prior to such merger, upon such merger, for which an adjustment has already been made under
        Section 2(f), (v) Common Stock issued in a bona fide public offering pursuant to a firm commitment underwriting at a minimum price of $7.00 or (vii) except as provided in Section 2(g), Common Stock issued upon the exercise of Options issued by the Company prior to the date of this Agreement.

	(e)	Adjustment for Other Distributions.  If the Company
        distributes to any holders of its Common Stock any of its assets or debt securities or any rights or warrants to purchase debt securities, assets or other securities of the Company, the Exercise Price shall be adjusted in accordance with the following formula:

                                            M - F
                                C' = C   x    M
		where:

			C'	=	the adjusted Exercise Price.
			C    	= 	the current Exercise Price.
                        M       =       the Market Price per share of Common
                                        Stock on the record date mentioned
                                        below.
			F    	=	the fair market value on the record
                                        date of the assets, securities, rights
                                        or warrants applicable to one share of
                                        Common Stock.  The Board of Directors
                                        shall determine such fair market value
                                        in a reasonable manner and in good
                                        faith.

        The adjustments required by this Section 2(e) shall be made successively whenever any such distribution is made and shall become effective immediately after the record date for the determination of stockholders entitled to receive the distribution. This Section 2(e) does not apply to cash dividends or cash distributions paid out of consolidated current or retained earnings as shown on the books of the Company and otherwise permitted under Section 5.2 of the Purchase Agreement. Also, this Section does not apply to Options referred to in Section 2(a).

	(f)	Reorganization, Reclassification, Consolidation, Merger or
        Sale. Any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company's assets or other transaction, in each case which is effected in such a manner that the holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock, is referred to herein as an "Organic Change". Prior to the consummation of any Organic Change, the Company shall make lawful and adequate provision in form and substance satisfactory to the Registered Holder to insure that the Registered Holder shall thereafter have the right to acquire and receive, in lieu of or in addition to (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the exercise of this Warrant or such shares of stock, securities or assets as the Registered Holder would have received in connection with such Organic Change if the Registered Holder had exercised this Warrant immediately prior to such Organic Change. In each such case, the Company shall also make appropriate provisions (in form and substance satisfactory to the Registered Holder) to insure that the provisions of this
        Section 2 hereof shall thereafter be applicable to this Warrant in relation to any shares of stock, securities or assets thereafter deliverable upon exercise of this Warrant (including, in the case of any such consolidation, merger or sale in which the successor entity or purchasing entity is other than the Company, an immediate adjustment of the Exercise Price to the value for the Common Stock reflected by the terms of such consolidation, merger or sale, and a corresponding immediate adjustment in the number of shares of Common Stock acquirable and receivable upon exercise of this Warrant, if the value so reflected is less than the Exercise Price in effect immediately prior to such Organic Change). The Company shall not effect an Organic Change unless, prior to the consummation thereof, the successor entity (if other than the Company) resulting from consolidation or merger or the entity purchasing such assets assumes by written instrument (in form and substance satisfactory to the Registered Holder), the obligation to deliver to the Registered Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, the Registered Holder may be entitled to acquire.

	(g)	Change in Option Price or Conversion Rate.  If the Offering
        Price for any Option or any Convertible Security changes at any time, the Exercise Price in effect at the time of such change shall be adjusted immediately to the Exercise Price which would have been in effect at such time had such Option or Convertible Security originally provided for such changed Offering Price at the time initially granted, issued or sold. For purposes of this Section 2(g), if the terms of any Option or Convertible Security which was outstanding as of the Date of Issuance are changed in the manner described in the immediately preceding sentence, then such Option or Convertible Security and the Common Stock deemed issuable upon exercise, conversion or exchange thereof shall be deemed to have been issued as of the date of such change; provided that no such change shall at any time cause the Exercise Price hereunder to be increased.

 	(h)	Other Events.  If any event occurs of the type contemplated
        by the provisions of this Section 2 but not expressly provided for by such provisions (including the granting of stock appreciation rights, phantom stock rights or other rights with equity features), then the Company's Board of Directors shall in good faith make a reasonable and appropriate adjustment in the Exercise Price so as to protect the rights of the Registered Holder hereunder; provided that no such adjustment shall increase the Exercise Price as otherwise determined pursuant to this Section 2 or decrease the number of shares of Common Stock issuable upon the exercise of this Warrant.

	(i)	Calculation of Consideration Received.  If any Common Stock,
        Option or Convertible Security is issued or sold or deemed to have been issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor (net of discounts, commissions and related expenses). If any Common Stock, Option or Convertible Security is issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be the fair market value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Company shall be the Market Price thereof as of the date of receipt. If any Common Stock, Option or Convertible Security is issued to the owners of the non-surviving entity in connection with any merger in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair market value of such portion of the net assets and business of the non-surviving entity as is attributable to such Common Stock, Option or Convertible Security, as the case may be. The fair market value of any consideration other than cash and securities shall be determined jointly by the Company and the Registered Holder. If such parties are unable to reach agreement within a reasonable period of time, the fair market value of such consideration shall be determined by an independent appraiser experienced in valuing such type of consideration jointly selected by the Company and the Registered Holder. The determination of such appraiser shall be final and binding upon the parties, and the fees and expenses of such appraiser shall be borne by the Company. In case any Option is issued in connection with the issue or sale of other securities of the Company, together comprising one integrated transaction in which no specific consideration is allocated to such Option by the parties thereto, the Option shall be deemed to have been issued for a consideration of $.01.

	(j)	Treasury Shares.  The number of shares of Common Stock
        outstanding at any given time shall not include shares owned or held by or for the account of the Company or any Subsidiary, and the disposition of any shares so owned or held shall be considered an issue or sale of Common Stock.

 	(k)	Record Date.  If the Company takes a record of the holders of
        Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in Common Stock, Options or in Convertible Securities or (ii) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock, Options or Convertible Securities deemed to have been issued or sold upon the declaration of such dividend or upon the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

	(l)	Deferral of Adjustments, Etc.  No adjustment in the Exercise
        Price need be made unless the adjustment would require an increase or decrease of at least one percent (1%) in the Exercise Price. Any adjustments that are not made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this
        Section 2 shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

	(m)	Notices.

		(i)	Immediately upon any adjustment of the Exercise Price,
                the Company shall give written notice thereof to the Registered Holder, setting forth in reasonable detail and certifying the calculation of such adjustment.

		(ii)	The Company shall give written notice to the
                Registered Holder at least twenty (20) days prior to (1) the date on which the Company closes its books or takes a record
                (A) with respect to any dividend or distribution upon Common Stock, (B) with respect to any pro rata subscription offer to holders of Common Stock or (C) for determining rights to vote with respect to any Organic Change, dissolution or liquidation or (2) of any Change of Control (of which it has notice) or Public Offering.

        Section 3. Purchase Rights. If at any time the Company grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the "Purchase Rights"), then the Registered holder of this Warrant shall be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete exercise of this Warrant immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

        Section 4. Definitions. The following terms have meanings set forth below:

	"Common Stock" means the Company's Common Stock, par value $.01 per share, and except for purposes of the shares obtainable upon exercise of this Warrant, any capital stock of any class of the Company which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company; provided that where such term refers to the security receivable upon exercise of this Warrant and there is a change such that the securities issuable upon exercise of this Warrant are issued by an entity other than the Company or there is a change in the type or class of securities so issuable, the term "Common Stock" shall mean one share of the security issuable upon conversion of this Warrant if such security is issuable in shares, or shall mean the smallest unit in which such security is issuable if such security is not issuable in shares.

	"Convertible Security" means any stock or securities (directly or indirectly) convertible into or exchangeable for Common Stock.

	"Options" means any rights or options to subscribe for or purchase Common Stock or Convertible Securities.

	"Person" means an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, an unincorporated organization and a government or any department or agency thereof.

	Other capitalized terms used in this Warrant but not defined herein shall have the meanings set forth in the Purchase Agreement.

        Section 5. No Voting Rights; Limitations of Liability. This Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the Registered Holder to purchase Common Stock, and no enumeration herein of the rights or privileges of the Registered Holder shall give rise to any liability of such holder for the Exercise Price of Common Stock acquirable by exercise hereof or as a stockholder of the Company.

        Section 6. Warrant Transferable. Subject to the transfer conditions referred to in the legend endorsed hereon, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Registered Holder, upon surrender of this Warrant with a properly executed Assignment (in the form of Exhibit II hereto) at the principal office of the Company.

        Section 7. Warrant Exchangeable for Different Denominations. This Warrant is exchangeable, upon the surrender hereof by the Registered Holder at the principal office of the Company, for new Warrants of like tenor representing in the aggregate the purchase rights hereunder, and each of such new Warrants shall represent such portion of such rights as is designated by the Registered Holder at the time of such surrender. The date the Company initially issues this Warrant shall be deemed to be the "Date of Issuance" hereof regardless of the number of times new certificates representing the unexpired and unexercised rights formerly represented by this Warrant shall be issued. All Warrants representing portions of the rights hereunder are referred to herein as the "Warrants."

        Section 8. Replacement. Upon receipt of evidence reasonably satisfactory to the Company (an affidavit of the Registered Holder shall be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing this Warrant, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Company (provided that if the holder is a financial institution or other institutional investor its own agreement shall be satisfactory), or, in the case of any such mutilation upon surrender of such certificate, the Company shall (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the same rights represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate.

        Section 9. Notices. Except as otherwise expressly provided herein, all notices referred to in this Warrant shall be given in accordance with Section 11.1 of the Purchase Agreement.

        Section 10. Amendment and Waiver. Except as otherwise provided herein, the provisions of this Warrant may only be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the Registered Holder.

        Section 11. Descriptive Headings; Governing Law. The descriptive headings of the several Sections and paragraphs of this Warrant are inserted for convenience only and do not constitute a part of this Warrant. The corporation laws of the State of New York shall govern all issues concerning the relative rights of the Company and its Stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Warrant shall also be governed by the internal law of the State of New York, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of New York or any other jurisdictions) that would cause the application of the laws of any jurisdictions other than the State of New York.

	IN WITNESS WHEREOF, the Company has caused this Warrant to be signed and attested by its duly authorized officers under its corporate seal and to be dated the Date of Issuance hereof.

                                    TRAVEL PORTS OF AMERICA, INC.

                                    By: __________________________________
                                    Name:  William Burslem III
                                    Title: Vice President

                                  EXHIBIT I

                             EXERCISE AGREEMENT

To:                           Dated:

The undersigned, pursuant to the provisions set forth in the attached Warrant (Certificate No. CW-----), hereby agrees to subscribe for the purchase of ____ shares of the Common Stock covered by such Warrant and makes payment herewith in full therefor at the price per share provided by such Warrant.

                                    Signature_____________________
                                    Address_______________________

                                  EXHIBIT II

                                  ASSIGNMENT

FOR VALUE RECEIVED, ______________ hereby sells, assigns and transfers all of the rights of the undersigned under the attached Warrant (Certificate No. CW__________) with respect to the number of shares of the Common Stock covered thereby set forth below, unto:

Names of Assignee         Address            No. of Shares


                                    Signature ________________

                                    Witness   ________________


                                  EXHIBIT C

                          REGISTRATION AGREEMENT

	This REGISTRATION AGREEMENT is made as of December 4 , 1997, between TRAVEL PORTS OF AMERICA, INC., a New York corporation (the "Company") and CEPHAS CAPITAL PARTNERS, L.P., a New York limited partnership ("Investor").

	The parties to this Agreement are parties to a Note and Warrant Purchase Agreement of even date herewith (the "Purchase Agreement"). In order to induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide the registration rights set forth in this Agreement. The execution and delivery of this Agreement is a condition to the Closing under the Purchase Agreement. Unless otherwise provided in this Agreement, capitalized terms used herein shall have the meanings set forth in Paragraph 8 hereof.

	The parties hereto agree as follows:

	1.  Demand Registrations.

		(a)	Requests for Registration.  At any time, the Investor
                may request a registration under the Securities Act of all or any portion of their Registrable Securities ("Demand Registrations"). The maximum number of Demand Registrations which the Investor shall be entitled to is two. A request for the Demand Registration shall specify the approximate number of Registrable Securities requested to be registered and the anticipated per share price range for such offering. The Company shall use its best efforts to ensure that the Company is eligible for use of Forms S-2 and S-3. A registration shall not count until it has become effective; provided that in any event the Company shall pay all Registration Expenses in connection with any registration initiated as a Demand Registration whether or not it has become effective.

		(b)	Priority on Demand Registrations.  The Company shall
                not include in any Demand Registration any securities which are not Registrable Securities without the prior written consent of the Investor. If a Demand Registration is an underwritten offering and the managing underwriters advise the Company in writing that in their opinion the number of Registrable Securities and, if permitted hereunder, other securities requested to be included in such offering exceeds the number of Registrable Securities and other securities, if any, which can be sold in an orderly manner in such offering within a price range acceptable to the Investor, the Company shall include in such registration prior to the inclusion of any securities which are not Registrable Securities the number of Registrable Securities requested to be included which in the opinion of such underwriters can be sold in an orderly manner within the price range of such offering. Any Persons other than the Purchaser who participates in Demand Registrations which are not at the Company's expense must pay their share of the Registration Expenses as provided in Paragraph 5 hereof.

		(c)	Selection of Underwriters.  The Investor shall have
                the right to select the investment banker(s) and manager(s) to administer any offering made pursuant to a Demand Registration, subject to the Company's approval which shall not be unreasonably withheld.

	2.  Piggyback Registrations.

		(a)	Right to Piggyback.  Whenever the Company proposes
                to register any of its securities under the Securities Act (other than pursuant to a Demand Registration and other than for employee benefit plans, stock purchase plan, or shares issuable upon conversion of Convertible Securities) and the registration form to be used may be used for the registration of Registrable Securities (a "Piggyback Registration"), the Company shall give prompt written notice (in any event within three business days after its receipt of notice of any exercise of demand registration rights other than under this Agreement) to the Investor of its intention to effect such a registration and shall include in such registration all Registrable Securities with respect to which the Company has received from the Investor a written request for inclusion therein within 20 days after the receipt of the Company's notice.

		(b)	Piggyback Expenses.  The Registration Expenses of the
                Investor shall be paid by the Company in all Piggyback Registrations.

		(c)	Priority on Primary Registrations.  If a Piggyback
                Registration is an underwritten primary registration on behalf of the Company, and the managing underwriters advise the Company in writing that in their opinion the number of securities requested to be included in such registration exceeds the number which can be sold in an orderly manner in such offering within a price range acceptable to the Company, the Company shall include in such registration (i) first, the securities the Company proposes to sell, (ii) second, the Registrable Securities requested to be included in such registration and (iii) third, other securities requested to be included in such registration.

		(d)	Priority on Secondary Registrations.  If a Piggyback
                Registration is an underwritten secondary registration on behalf of holders of the Company's securities, and the managing underwriters advise the Company in writing that in their opinion the number of securities requested to be included in such registration exceeds the number which can be sold in an orderly manner in such offering within a price range acceptable to the holders initially requesting such registration, the Company shall include in such registration
                (i) first, the securities requested to be included therein by the holders requesting such registration and the Registrable Securities requested to be included in such registration, and
                (ii) second, other securities requested to be included in such registration.

		(e)	Other Registrations.  If the Company has previously
                filed a registration statement with respect to Registrable Securities pursuant to paragraph 1 or pursuant to this paragraph 2, and if such previous registration has not been withdrawn or abandoned, the Company shall not file or cause to be effected any other registration of any of its equity securities or securities convertible or exchangeable into or exercisable for its equity securities under the Securities
                Act (except on Form S-8 or any successor form), whether on its own behalf or at the request of any holder or holders of such securities, until a period of at least 90 days has elapsed from the effective date of such previous registration.

	3.  Holdback Agreements.

		(a)	 The Investor shall not effect any public sale or
                distribution (including sales pursuant to Rule 144) of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the 90-day period beginning on the effective date of any underwritten registration of the Company's Common Stock (except as part of such underwritten registration), unless the underwriters managing the registered public offering otherwise agree.

		(b)	The Company shall not effect any public sale or
                distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and during the 90-day period beginning on the effective date of any underwritten Demand Registration or any underwritten Piggyback Registration (except as part of such underwritten registration or pursuant to registrations on Form S-8 or any successor form), unless the underwriters managing the registered public offering otherwise agree.

	4. Registration Procedures. Whenever the Investor has requested that any Registrable Securities be registered pursuant to this Agreement, the Company shall use its best efforts to effect the registration of such Registrable Securities in accordance with the intended method of disposition thereof and pursuant thereto the Company shall as expeditiously as possible:

		(a)	prepare and file with the Securities and Exchange
                Commission a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective (provided that before filing a registration statement or prospectus or any amendments or supplements thereto, the Company shall furnish to the counsel selected by the Investor copies of all such documents proposed to be filed, which documents shall be subject to the review and comment of such counsel);

		(b)	notify the Investor of the effectiveness of each
                registration statement filed hereunder and prepare and file with the Securities and Exchange Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for a period of not less than 90 days and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement during such period in accordance with the intended methods of disposition by the sellers thereof set forth in such registration statement;

		(c)	furnish to the Investor such number of copies of such
                registration statement, each amendment and supplement thereto, the prospectus included in such registration statement (including each preliminary prospectus) and such other documents as such seller may reasonably request in order to facilitate the disposition of the Registrable Securities owned by the Investor;

		(d)	use its best efforts to register or qualify such
                Registrable Securities under such other securities or blue sky laws of such jurisdictions as any seller reasonably requests and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Registrable Securities owned by such seller (provided that the Company shall not be required to (i) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this subparagraph,
                (ii) subject itself to taxation in any such jurisdiction or
                (iii) consent to general service of process in any such jurisdiction);

		(e)	notify each seller of such Registrable Securities, at
                any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement contains an untrue statement of a material fact or omits any fact necessary to make the statements therein not misleading, and, at the request of any such seller, the Company shall prepare a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of such Registrable Securities, such prospectus shall not contain an untrue statement of a material fact or omit to state any fact necessary to make the statements therein not misleading;

		(f)	cause all such Registrable Securities to be listed on
                each securities exchange on which similar securities issued by the Company are then listed and, if not so listed, to be listed on the NASD automated quotation system and, if listed on the NASD automated quotation system, use its best efforts to secure designation of all such Registrable Securities covered by such registration statement as a NASDAQ "national market system security" within the meaning of Rule 11Aa2-1 of the Securities and Exchange Commission or, failing that, to secure NASDAQ authorization for such Registrable Securities and, without limiting the generality of the foregoing, to arrange for at least two market makers to register as such with respect to such Registrable Securities with the NASD;

		(g)	provide a transfer agent and registrar for all such
                Registrable Securities not later than the effective date of such registration statement;

                (h)	enter into such customary agreements (including
                underwriting agreements in customary form for a firm commitment underwriting) and take all such other actions as the Investor requests in order to expedite or facilitate the disposition of such Registrable Securities (including effecting a stock split or a combination of shares);

		(i)	make available for inspection by any seller of
                Registrable Securities, any underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other agent retained by any such seller or underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors, employees and independent accountants to supply all information reasonably requested by any such seller, underwriter, attorney, accountant or agent in connection with such registration statement;

		(j)	 otherwise use its best efforts to comply with all
                applicable rules and regulations of the Securities and Exchange Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first day of the Company's first full calendar quarter after the effective date of the registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder;

		(k)	permit Investor, unless, in its sole and exclusive
                judgment, it might be deemed to be an underwriter or a controlling person of the Company, to participate in the preparation of such registration or comparable statement and to require the insertion therein of material, furnished to the Company in writing, which in the reasonable judgment of the Investor and its counsel should be included; and

		(l)	in the event of the issuance of any stop order
                suspending the effectiveness of a registration statement, or of any order suspending or preventing the use of any related prospectus or suspending the qualification of any common stock included in such registration statement for sale in any jurisdiction, the Company shall use its best efforts promptly to obtain the withdrawal of such order.

	5.  Registration Expenses.

		(a)	All expenses incident to the Company's performance of
                or compliance with this Agreement, including all registration and filing fees, fees and expenses of compliance with securities or blue sky laws, printing expenses, messenger and delivery expenses, fees and disbursements of custodians, and fees and disbursements of counsel for the Company and all independent certified public accountants, underwriters (excluding discounts and commissions) and other Persons retained by the Company (all such expenses being herein called "Registration Expenses"), shall be borne as provided in this Agreement, except that the Company shall, in any event, pay its internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit or quarterly review, the expense of any liability insurance and the expenses and fees for listing the securities to be registered on each securities exchange on which similar securities issued by the Company are then listed or on the NASD automated quotation system.

		(b)	In connection with each Demand Registration and each
                Piggyback Registration, the Company shall reimburse the Investor for the reasonable fees and disbursements of counsel chosen by the Investor.

		(c)	To the extent Registration Expenses are not required
                to be paid by the Company, each holder of securities included in any registration hereunder shall pay those Registration Expenses allocable to the registration of such holder's securities so included, and any Registration Expenses not so allocable shall be borne by all sellers of securities included in such registration in proportion to the aggregate selling price of the securities to be so registered.

	6.  Indemnification.

		(a)	The Company agrees to indemnify, to the extent
                permitted by law, the Investor and its partners and their respective officers and directors and each Person who controls the Investor (within the meaning of the Securities Act) against all losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same are caused by or contained in any information furnished in writing to the Company by the Investor expressly for use therein or by the Investor's failure to deliver a copy of the registration statement or prospectus or any amendments or supplements thereto after the Company has furnished the Investor with a sufficient number of copies of the same. In connection with an underwritten offering, the Company shall indemnify such underwriters, their officers and directors and each Person who controls such underwriters (within the meaning of the Securities Act) to the same extent as provided above with respect to the indemnification of the Investor.

	(b)	In connection with any registration statement in which the
        Investor is participating, the Investor shall furnish to the Company in writing such information and affidavits as the Company reasonably requests for use in connection with any such registration statement or prospectus and, to the extent permitted by law, shall indemnify the Company, its directors and officers and each Person who controls the Company (within the meaning of the Securities Act) against any losses, claims, damages, liabilities and expenses resulting from any untrue or alleged untrue statement of material fact contained in the registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, but only to the extent that such untrue statement or omission is contained in any information or affidavit so furnished in writing by the Investor; provided that the obligation shall be limited to the net amount of proceeds received by the Investor pursuant to such registration statement.

	(c)	Any Person entitled to indemnification hereunder shall (i)
        give prompt written notice to the indemnifying party of any claim with respect to which it seeks indemnification (provided that the failure to give prompt notice shall not impair any Person's right to indemnification hereunder to the extent such failure has not prejudiced the indemnifying party) and (ii) unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist with respect to such claim, permit such indemnifying party to assume the defense of such claim with counsel reasonably satisfactory to the indemnified party. If such defense is assumed, the indemnifying party shall not be subject to any liability for any settlement made by the indemnified party without its consent (but such consent shall not be unreasonably withheld). An indemnifying party who is not entitled to, or elects not to, assume the defense of a claim shall not be obligated to pay the fees and expenses of more than one counsel for all parties indemnified by such indemnifying party with respect to such claim, unless in the reasonable judgment of any indemnified party a conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such claim.

	(d)	The indemnification provided for under this Agreement shall
        remain in full force and effect regardless of any investigation made by or on behalf of the indemnified party or any officer, director or controlling Person of such indemnified party and shall survive the transfer of securities. The Company also agrees to make such provisions, as are reasonably requested by any indemnified party, for contribution to such party in the event the Company's indemnification is unavailable for any reason.

	7. Participation in Underwritten Registrations. No Person may participate in any registration hereunder which is underwritten unless such Person (i) agrees to sell such Person's securities on the basis provided in any underwriting arrangements approved by the Person or Persons entitled hereunder to approve such arrangements and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such underwriting arrangements; provided that the Investor included in any underwritten registration shall note be required to make any representations or warranties to the Company or the underwriters (other than representations and warranties regarding the Investor's intended method of distribution) or to undertake any indemnification obligations to the Company or the underwriters with respect thereto, except as otherwise provided in paragraph 6 hereof.

	8.  Definitions.

		(a)	"Registrable Securities" means (i) any Common Stock
                issued upon the conversion of the Note issued pursuant to the Purchase Agreement, (ii) any Common Stock issued upon exercise of the Warrant issued pursuant to the Purchase Agreement and
                (iii) any Common Stock issued or issuable with respect to the securities referred to in clauses (i) or (ii) above by way of .a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization. As to any particular Registrable Securities, such securities shall cease to be Registrable Securities when they have been distributed to the public pursuant to a offering registered under the Securities Act or sold to the public through a broker, dealer or market maker in compliance with Rule 144 under the Securities Act (or any similar rule then in force). For purposes of this Agreement, a Person shall be deemed to be a holder of Registrable Securities, and the Registrable Securities shall be deemed to be in existence, whenever such Person has the right to acquire directly or indirectly such Registrable Securities (upon conversion or exercise in connection with a transfer of securities or otherwise, but disregarding any restrictions or limitations upon the exercise of such right), whether or not such acquisition has actually been effected, and such Person shall be entitled to exercise the rights of a holder of Registrable Securities hereunder.

		(b)	Unless otherwise stated, other capitalized terms
                contained herein have the meanings set forth in the Purchase Agreement.

	9.  Miscellaneous.

		(a)	No Inconsistent Agreements.  The Company shall not
                hereafter enter into any agreement with respect to its securities which is inconsistent with or violates the rights granted to the holders of Registrable Securities in this Agreement.

		(b)	Adjustments Affecting Registrable Securities.  The
                Company shall not take any action, or permit any change to occur, with respect to its securities which would materially and adversely affect the ability of the holders of Registrable Securities to include such Registrable Securities in a registration undertaken pursuant to this Agreement or which would materially and adversely affect the marketability of such Registrable Securities in any such registration (including, without limitation, effecting a stock split or a combination of shares).

		(c)	Remedies.  Any Person having rights under any
                provision of this Agreement shall be entitled to enforce such rights specifically to recover damages caused by reason of any breach of any provision of this Agreement and to exercise all other rights granted by law. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of this Agreement and that any party may in its sole discretion apply to any court of law or equity of competent jurisdiction (without posting any bond or other security) for specific performance and for other injunctive relief in order to enforce or prevent violation of the provisions of this Agreement.

		(d)	Amendments and Waivers.  Except as otherwise provided
                herein, the provisions of this Agreement may be amended or waived only upon the prior written consent of the Company and the Investor.

		(e)	Successors and Assigns.  All covenants and agreements
                in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not. In addition, whether or not any express assignment has been made, the provisions of this Agreement which are for the benefit of purchasers or holders of Registrable Securities are also for the benefit of, and enforceable by, any subsequent holder of Registrable Securities.

		(f)	Severability.  Whenever possible, each provision of
                this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

		(g)	Counterparts.  This Agreement may be executed
                simultaneously in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same Agreement.

		(h)	Descriptive Headings.  The descriptive headings of
                this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

		(i)	Governing Law.  This Agreement and the exhibits and
                schedules hereto shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to any choice of law or conflict of law rules or provisions (whether of the State of New York or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of New York.

		(j)	 Notices.  All notices, demands or other
                communications to be given or delivered under or by reason of the provisions of this Agreement shall be given in accordance with Section 11.1 of the Purchase Agreement.

	IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.


                                      TRAVEL PORTS OF AMERICA, INC.

                                      By:     ___________________________
                                      Name:   William Burslem III
                                      Title:  Vice President


                                      CEPHAS CAPITAL PARTNERS, L.P.

                                      By: Cephas, LLC, a General Partner

                                      By:     _____________________________
                                      Name:   Jeffery S. Holmes
                                      Title:  Managing Member

                           EXHIBIT D

              Form of Opinion of Company's Counsel

	12.	The Company and each of its Subsidiaries have been duly
        incorporated and organized, are validly existing under the corporation and franchise tax laws of their respective jurisdictions of incorporation and to our knowledge, without independent investigation, are duly qualified to transact business in and are in good standing under the corporation and franchise tax laws of every jurisdiction in which the failure to so qualify would have a material adverse effect upon the business prospects, assets, operations, financial condition or operating results of the Company and its Subsidiaries taken as a whole;

	13.	The Company has all necessary corporate power and authority
        to execute, deliver and perform its obligations under the Purchase Agreement and the agreements and instruments set forth as exhibits thereto (the "Related Agreements") to which the Company is a party, and the Company and each of its Subsidiaries have all necessary corporate power and authority and, to the best of our knowledge, all material licenses, permits and authorizations necessary to own their respective properties and to conduct their respective businesses in the manner and the locations presently owned and conducted;

	14.	The Purchase Agreement and the Related Agreements to which
        the Company is a party, have been duly authorized, executed and delivered by the Company, and are each enforceable against the Company;

	15.	The Common Stock issuable upon proper conversion of the Note and upon exercise of the Warrant has been duly authorized and reserved for issuance by the Company. There are no statutory, or to the best of our knowledge after reasonable inquiry contractual, preemptive rights of stockholders or rights of first refusal with respect to the issuance of such Common Stock to be issued upon the conversion of the Note or exercised of the Warrant, and such Common Stock to be issued upon proper conversion of the Note and exercise of the Warrant shall upon such issuance be validly issued, fully paid and nonassessable;

	16.	The execution and delivery by the Company of the Purchase
        Agreement and the Related Agreements, the offering, sale and issuance of the Note and the Warrant, the issuance of Common Stock upon conversion of the Note and upon exercise of the Warrant and the fulfillment of and the compliance with the respective terms thereof by the Company do not and shall not (A) conflict with or result in a breach of, (B) constitute a default under, (C) result in the creation of any lien, mortgage, security interest, charge or other encumbrance upon the Company's or any of its Subsidiaries' capital stock or assets pursuant to, (D) by themselves give any third party the right to accelerate any obligation under, (E) result in a violation of, or (F) require any authorization, consent, approval, exemption or other action by or notice to any court or administrative or governmental body pursuant to (i) the Company's Certificate of Incorporate, the Company's bylaws or the charter or bylaws of any of its Subsidiaries,
        (ii) any law, statute, rule or regulation to which the Company or any of its Subsidiaries is subject or (iii) any agreement, note or instrument listed as an exhibit to any registration by order, judgment or decree to which the Company or any of its Subsidiaries is subject;

	17.	To the best of our knowledge after reasonable inquiry, there are not (A) outstanding shares of capital stock or securities convertible into or exchangeable or exercisable for shares of the Company's or any of its Subsidiaries' capital stock or for shares of stock or securities convertible into or exchangeable or exercisable for shares of the Company's or any of its Subsidiaries' capital stock, except for the Note and the Warrant and as described in the Capitalization Schedule attached to the Purchase Agreement, (B) outstanding options for the purchase of, or any agreements providing for the issuance (contingent or otherwise) of, or any such commitments or claims of any character relating to, any such capital stock or any shares of stock or securities convertible into or exchangeable or exercisable for any such capital stock, except for those options, plans or rights set forth in the Capitalization Schedule to the Purchase Agreement or (C) obligations (contingent or otherwise) of the Company or any of its Subsidiaries to repurchase, exchange or otherwise acquire or retire any shares of such capital stock or any shares of stock or securities convertible into or exchangeable or exercisable for any such capital stock except pursuant to the Notes or the Related Agreements and as described in the Capitalization Schedule attached to the Purchase Agreement.

	18.	Based upon the representations and warranties of Purchaser
        contained in the Agreement, the offering, sale and issuance of the Note and the Warrant under the Purchase Agreement, the issuance of the Common Stock upon conversion of the Note and the exercise of the Warrant, do not require registration under the Securities Act of 1933, as amended, or registration or qualification under any state securities laws.

CONTINUING UNLIMITED GUARANTY

	In consideration of CEPHAS CAPITAL PARTNERS, L.P. ("Cephas"), entering into, on or about the date this Guaranty was executed, a Note and Warrant Purchase Agreement with the undersigneds' parent Travel Ports of America, Inc. ("Borrower"), and/or in consideration of any extension of credit by Cephas to Borrower, the undersigned do jointly and severally hereby guarantee to Cephas the full and prompt payment, when due, whether accelerated or not, of any and all indebtedness, liabilities and obligations of every nature and kind of Borrower to Cephas, whether now existing or hereafter arising all of which is collectively referred to below as the "Indebtedness". The term "Indebtedness" includes but is not limited to, all amounts due and to become due Cephas under a $2,000,000.00 Convertible Subordinated Promissory Note executed and delivered to Cephas by Borrower on or about the date this Guaranty was executed.

	1.	The undersigned further jointly and severally agree to pay
        all costs, expenses and attorneys' fees at any time paid or incurred by Cephas in endeavoring to collect the Indebtedness or any part thereof and in and about the enforcement of this Guaranty.

	2.	This Guaranty is and is intended to be a continuing guaranty of payment of the Indebtedness, irrespective of the aggregate amount thereof, or changes in the same from time to time. This Guaranty shall remain in full force and effect until Cephas or its successors or assigns, shall actually receive written notice of its discontinuance from the undersigned and all of the Indebtedness contracted for or created before Cephas's actual receipt of such notice, and any extensions or renewals of the Indebtedness or any part thereof, whether made before or after the receipt of such notice, together with unpaid interest accrued thereon, shall be paid in full. In the event of the discontinuance of this Guaranty as to either of the undersigned because of receipt by Cephas of written notice of discontinuance and payment in full of all Indebtedness existing at the time of receipt of such notice by Cephas, this Guaranty shall, notwithstanding, still continue and remain in full force and effect against the other of the undersigned until discontinued as to it in the same manner. In the event all of the Indebtedness shall at any time, or from time to time, be paid in full, this Guaranty shall nevertheless, continue in full force and effect as to any Indebtedness contracted for or incurred thereafter, from time to time, before actual receipt by Cephas of written notice of discontinuance from each of the undersigned.

	3.	If all or any of the Indebtedness is not paid when due, the
        undersigned hereby jointly and severally agree to pay the same without requiring demand, protest, notice of nonpayment or notice of default to the undersigned, to Borrower, or to any other person or entity, without proof of demand and without requiring Cephas to resort first to Borrower or to any other guaranty, security or collateral which it may have or hold. The undersigned hereby waive demand, presentment, protest and notice of nonpayment and protest to the undersigned, to Borrower, or to any other person or entity; notice of acceptance hereof or assent hereto by Cephas; notice that any Indebtedness has been incurred by Borrower to Cephas; and notice in the change of the terms of payment of the Indebtedness or any part thereof, including but not limited to a change in the interest rate on any or all of the Indebtedness.

	4.	The undersigned also further agree that Cephas shall have the irrevocable right, in Cephas's sole discretion, with or without notice to the undersigned, either before or after the institution of bankruptcy or other legal proceedings by or against the undersigned or by or against either of them, or before or after receipt of written notice of discontinuance of the undersigned's liability hereunder from either or both of the undersigned, to extend the time give for the payment of the Indebtedness or any part thereof.
        Cephas may accept one or more renewal notes for the Indebtedness (or any part thereof) which shall not be considered as new obligations but as extensions of the obligations renewed, and no such extensions shall discharge or in any manner affect the liability of the undersigned, or the liability of the successors or assigns of the undersigned under this Guaranty.

	5.	Cephas shall have the exclusive right to determine how, when and what application of payments and credits, if any, shall be made on the Indebtedness, or any part thereof, and may apply payments or credits to principal or interest or fees and expenses, as Cephas sees fit. The undersigned do hereby agree and consent that the Cephas shall have the right to make any agreement with Borrower and/or with any other entity or person liable for the payment of all or any part of the Indebtedness (including but not limited to other guarantors, if any), for the compounding, compromise, discharge or release of the Indebtedness, or any part thereof, in whole or in part, or for any modification or alteration of any of the terms of the Indebtedness or any part thereof, including, but not limited to, a change in the interest rate, or a change in any contract between Cephas and Borrower or any other entity or person, without notice to or consent of the undersigned or either of them, and without affecting the undersigneds' obligations under this Guaranty to pay the Indebtedness in full. Cephas shall also have the right, without notice to or consent of the undersigned, to discharge or release either of the undersigned from any or all obligations hereunder, in whole or part, without in any way releasing, impairing or affecting its rights against the other of the undersigned and without affecting the obligations of the other of the undersigned under this Guaranty to pay the Indebtedness in full.

	6.	This Guaranty is absolute and unconditional and shall not be affected by any act or thing whatsoever, except the payment in full of the Indebtedness and receipt by Cephas with regard to each of the undersigned of written notice of the discontinuance of the liability of the undersigned hereunder. This is a Guaranty of payment and not collection. The failure of either of the undersigned to sign this Guaranty shall not release or affect the liability of any signer hereof. This Guaranty has been executed and unconditionally delivered to Cephas by each of the entities who have signed it.

        7. If a claim is made upon Cephas at any time for repayment or recovery of any amount of all or any part of the Indebtedness, or other value received by Cephas from any source, in payment of or on account of the Indebtedness or any part thereof, and Cephas repays or otherwise becomes liable for all or any part of such claim by reason of (a) any judgment, decree, or order of any court or administrative body, or (b) any settlement or compromise of such claim or claims, the undersigned shall remain jointly and severally liable to Cephas hereunder for the amount so repaid or for which Cephas is otherwise liable, to the same extent as if any such amounts had not been received by Cephas, notwithstanding any return or destruction of the original of this Guaranty, or termination of this Guaranty, or cancellation of any note, bond or other instrument or obligation which evidences all or a portion of the Indebtedness, or delivery of any release to the undersigned or to Borrower or to any other entity or person.

	8.	This document is the final expression of this Guaranty of the undersigned in favor of Cephas, and is the complete and exclusive statement of the terms of this Guaranty. No course of prior dealings between the undersigned and Cephas, nor any usage of trade, nor any parol or extrinsic evidence of any nature or kind, shall be used or be relevant to supplement, explain or modify this Guaranty.

	9.	All payments of principal or interest made by Borrower to
        Cephas shall be deemed to have been made as agent for the undersigned for the purpose of tolling the Statute of Limitations.

	10.	This Guaranty and every part hereof shall be binding upon the undersigned and the successors and assigns of the undersigned and shall inure to the benefit of the Cephas, and its successors and assigns.

	11.	This Guaranty cannot be modified or terminated in whole or in part, orally and is governed by New York law. Any litigation involving this Guaranty shall, at Cephas's option, be tried only in a court located in Monroe County, New York. THE UNDERSIGNED WAIVE THE RIGHT TO A JURY TRIAL IN ANY LITIGATION INVOLVING THIS GUARANTY AND IN ANY OTHER LITIGATION INVOLVING CEPHAS AND THE UNDERSIGNED, OR EITHER OF THEM.

	12.	All obligations of the undersigned under this Guaranty are
        joint and several, including but not limited to the obligation to pay the Indebtedness in full.


	IN WITNESS WHEREOF, the undersigned have executed and unconditionally delivered this Guaranty to Cephas at Rochester, New York, on December 4, 1997.


                                   TRAVEL PORT FRANCHISING, INC.


                                   By:     _________________________________
                                   Name: William Burslem III
                                   Title:   Vice President

                                   TRAVEL PORT SYSTEMS, INC.


                                   By:     __________________________________
                                   Name: William Burslem III
                                   Title:   Vice President
STATE OF NEW YORK)
COUNTY OF MONROE ) SS:
		On this ___ day of December, 1997, before me, the subscriber, personally appeared WILLIAM BURSLEM III, to me known, who, being by me duly sworn, did depose and say that he resides in ____________________________, that he is the Vice President of TRAVEL PORT FRANCHISING, INC., the corporation described in, and which executed the within Instrument, and that he signed his name thereto by order of the Board of Directors.

                                           ______________________________
                                           Notary Public


STATE OF NEW YORK)
COUNTY OF MONROE ) SS:

		On this ___ day of December, 1997, before me, the subscriber, personally appeared WILLIAM BURSLEM III, to me known, who, being by me duly sworn, did depose and say that he resides in ____________________________, that he is the Vice President of TRAVEL PORT SYSTEMS, INC., the corporation described in, and which executed the within Instrument, and that he signed his name thereto by order of the Board of Directors.

                                           ______________________________
                                           Notary Public