Form 10-Q
period 1998-01-31
TRAVEL PORTS OF AMERICA INC
filed 1998-03-13
CIK 798935

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1998




Commission File Number 0-14998



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
                                                  [ X ] Yes      [  ] No




      Class                 Outstanding at January 31, 1998
      -----                 -------------------------------
Common Stock, Par Value
 $.01 Per Share                     5,806,213


                               TRAVEL PORTS OF AMERICA, INC.

                                           INDEX

                                                                    Page
PART I      Financial Information

      Balance Sheets, January 31, 1998 (unaudited) and
            April 30, 1997.............................................3

      Statement of Income (unaudited), quarter and nine months ended
            January 31, 1998 and 1997..................................4

      Statement of Cash Flows (unaudited), nine months
            ended January 31, 1998 and 1997............................5

      Notes to Financial Information...................................6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................8


PART II     Other Information

      Index to Exhibits and Legal Proceedings.........................11


      Signatures......................................................16




                               TRAVEL PORTS OF AMERICA, INC.
                                       BALANCE SHEET
                                        (UNAUDITED)

                                                       1/31/98          4/30/97
      ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS .........................     $ 3,779,036     $ 3,134,871
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $244,000 AT
    JANUARY 1998 AND $156,000 AT APRIL 1997 ....       4,357,981       4,357,665
  NOTES RECEIVABLE .............................          29,499          20,725
  INVENTORIES ..................................       6,516,817       5,763,023
  PREPAID AND OTHER CURRENT ASSETS .............       1,027,768       1,231,509
  INCOME TAX RECEIVABLE ........................         491,941
  DEFERRED TAXES - CURRENT .....................         791,100         791,100
                                                         -------         -------
      TOTAL CURRENT ASSETS .....................      16,502,201      15,790,834
NOTES RECEIVABLE, DUE AFTER ONE YEAR ...........         583,073         738,997
PROPERTY, PLANT AND EQUIPMENT, NET .............      44,144,609      41,686,254
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES ..................       1,856,163       1,904,306
OTHER ASSETS, NET ..............................       2,184,180       2,315,603
                                                       ---------       ---------
                                                     $65,270,226     $62,435,994
                                                     ===========     ===========

    LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  SHORT-TERM DEBT ............................      $   185,000      $
  CURRENT PORTION OF LONG-TERM DEBT ..........        3,313,863        3,207,254
  ACCOUNTS PAYABLE ...........................        6,597,017        5,350,448
  ACCOUNTS PAYABLE - AFFILIATE ...............          479,856        1,179,927
  INCOME TAXES PAYABLE .......................          592,250
  ACCRUED COMPENSATION .......................        1,460,690        1,714,677
  ACCRUED SALES AND FUEL TAX .................        1,865,607        1,925,570
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES ......................        1,281,946        1,158,607
                                                      ---------        ---------
      TOTAL CURRENT LIABILITIES ..............       15,776,229       14,536,483
LONG TERM DEBT ...............................       23,032,715       25,526,937
CONVERTIBLE SUBORDINATED DEBENTURES ..........        6,100,000        4,650,000
DEFERRED INCOME TAXES ........................        1,905,600        1,905,600
                                                      ---------        ---------
      TOTAL LIABILITIES ......................       46,814,544       46,619,020
                                                     ==========       ==========
SHAREHOLDERS EQUITY
  COMMON STOCK, $.01 PAR VALUE
    AUTHORIZED - 10,000,000 SHARES,
    ISSUED AND OUTSTANDING AT JANUARY
    1998 - 5,806,213 AND
  APRIL 1997 - 5,574,954 .................             58,062             55,749
ADDITIONAL PAID-IN CAPITAL ...............          5,315,717          4,649,414
RETAINED EARNINGS ........................         13,081,903         11,111,811
                                                   ----------         ----------
  TOTAL SHAREHOLDERS EQUITY .............         18,455,682         15,816,974
                                                   ----------         ----------
                                                  $65,270,226        $62,435,994
                                                  ===========        ===========



                               TRAVEL PORTS OF AMERICA, INC.
                                    STATEMENT OF INCOME
                                        (UNAUDITED)


                                 QUARTER ENDED             NINE MONTHS ENDED
                                  JANUARY 31                   JANUARY 31
                              1998          1997           1998         1997

NET SALES AND OPERATING
 REVENUE                $ 50,637,375  $ 52,152,573   $161,767,434  $151,340,507
COST OF GOODS SOLD        39,118,762    41,221,054    124,401,878   116,689,277
                          ----------    ----------    -----------   -----------
GROSS PROFIT              11,518,613    10,931,519     37,365,556    34,651,230
                          ----------    ----------     ----------    ----------
OPERATING EXPENSE          9,199,824     8,894,288     28,292,090    27,015,904

GENERAL AND
ADMINISTRATIVE EXPENSE     1,150,101     1,115,863      3,710,196     3,370,717
INTEREST EXPENSE             779,371       918,685      2,379,978     2,305,639
OTHER INCOME, NET           (186,364)      (55,715)      (380,800)     (233,177)
                            --------       -------       --------      --------
                          10,942,932    10,873,121     34,001,464    32,459,083
                          ----------    ----------     ----------    ----------
INCOME BEFORE TAXES          575,681        58,398      3,364,092     2,192,147
PROVISION FOR TAXES
ON INCOME                    239,600         9,300      1,394,000       915,900
                             -------         -----      ---------       -------
NET INCOME               $   336,081   $    49,098    $ 1,970,092  $  1,276,247
                         ===========   ===========    ===========  ============


PER SHARE DATA:

NET INCOME PER
SHARE - BASIC           $      0.06    $      0.01    $     0.35   $      0.23
                        ===========    ===========    ==========   ===========
NET INCOME PER
SHARE - DILUTED         $      0.05    $      0.01    $     0.28   $      0.20
                        ===========    ===========    ==========   ===========
SHARES OUTSTANDING
- BASIC                   5,681,147      5,571,621     5,611,372     5,567,110
                          =========      =========     =========     =========
SHARES OUTSTANDING
- DILUTED                 7,909,110      5,571,621     7,614,817     7,368,360
                          =========      =========     =========     =========




                               TRAVEL PORTS OF AMERICA, INC.
                                  STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                 NINE MONTHS ENDED JANUARY 31
                                                       1998           1997
OPERATING ACTIVITIES:
  NET INCOME                                       $ 1,970,092    $ 1,276,247
  DEPRECIATION AND AMORTIZATION                      2,596,407      2,419,312
  (GAIN) LOSS ON SALE OF ASSETS
  CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                                   (316)      (930,108)
    INVENTORIES                                       (756,794)    (1,303,583)
    PREPAID AND OTHER CURRENT ASSETS                   188,191       (310,243)
    ACCOUNTS PAYABLE                                   546,498      1,738,245
    ACCRUED COMPENSATION                              (253,987)       163,919
    ACCRUED SALES AND FUEL TAX                         (59,963)     1,091,422
    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES     123,339         (5,407)
  CHANGES IN INCOME TAXES PAYABLE                    1,084,191
  CHANGES IN OTHER NON-CURRENT ASSETS                   18,365       (277,976)
                                                        ------       --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES        5,456,023      3,861,828
                                                     ---------      ---------

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT      (4,970,597)    (7,011,129)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                                 77,037          3,333
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE            165,700         30,334
                                                       -------         ------
    NET CASH USED IN INVESTING ACTIVITIES           (4,727,860)    (6,977,462)
                                                    ----------     ----------

FINANCING ACTIVITIES:
  NET SHORT-TERM DEBT BORROWING                        185,000        758,000
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT              (2,387,613)    (1,926,214)
  PROCEEDS FROM LONG-TERM BORROWING                  1,900,000      4,775,707
  PROCEEDS FROM VALUE ASSIGNED TO WARRANTS             100,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS              118,615         30,770
                                                       -------         ------
    NET CASH (USED) PROVIDED BY FINANCING
    ACTIVITIES                                         (83,998)     3,638,263
                                                       -------      ---------

NET INCREASE IN CASH AND EQUIVALENTS                   644,165        522,629
CASH AND EQUIVALENTS - BEGINNING OF PERIOD           3,134,871      1,667,062
                                                     ---------      ---------
CASH AND EQUIVALENTS - END OF PERIOD               $ 3,779,036    $ 2,189,691
                                                   ===========    ===========

                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
      INTEREST PAID                                $ 2,323,751    $ 2,239,279
      INCOME TAXES PAID                            $   788,803    $ 1,000,816



                               TRAVEL PORTS OF AMERICA, INC.
                               NOTES TO FINANCIAL INFORMATION
                                      JANUARY 31, 1998

NOTE 1 BASIS OF PRESENTATION
----------------------------
     The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1997, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1998 and its results of operations for the three months and nine months ended January 31, 1998 and 1997. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

NOTE 2 INVENTORIES
------------------

Major classifications of inventories are as follows:
                                        January 31, 1998  April 30, 1997
At first-in, first-out (FIFO) cost:
   Petroleum Products                       $1,631,696      $1,047,017
   Store Merchandise                         2,307,968       2,328,955
   Parts for repairs and tires               2,072,562       1,803,705
   Other                                       504,591         583,346
                                               -------         -------
                                            $6,516,817      $5,763,023
                                            ==========      ==========


NOTE 3 EARNINGS PER SHARE
-------------------------

     Effective for the quarter ending January 31, 1998, the Company adopted the provisions of FAS 128, Earnings Per Share. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15, Earnings Per Share, and makes them comparable to international earnings per share (EPS) standards. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Historical earnings per share have been restated to conform with the provisions of FAS 128.

                     Quarter ended January 31    Nine Months ended January 31
                         1998         1997              1998           1997
Basic Earnings Per Share
Income Applicable
to Common Stock       $ 336,081   $   49,098         $1,970,092     $1,276,247
Average Common
Stock Outstanding     5,681,147    5,571,621          5,611,372      5,567,110
Basic Earnings Per
 Common Share         $     .06   $      .01         $      .35     $      .23
                      =========   ==========         ==========     ==========

Diluted Earnings Per Share
Income Applicable
 to Common Stock      $ 336,081   $   49,098         $1,970,092     $1,276,247
Interest Expense on
  Convertible
Debentures (1)           74,220            0            192,796        177,863
                         ------        -----            -------        -------
                      $ 410,301   $   49,098         $2,162,888     $1,454,110
                      =========   ==========         ==========     ==========

Average Common
Stock Outstanding     5,681,147    5,571,621          5,611,372      5,567,110
Options and Warrants    288,414            0            261,730        158,140
Convertible
Debentures (1)        1,939,549            0          1,741,715      1,643,110
                      ---------       ------          ---------      ---------
                      7,909,110    5,571,621          7,614,817      7,368,360
                      =========    =========          =========      =========

Diluted Earnings
Per Common Share     $      .05   $      .01         $      .28    $       .20
                     ==========   ==========         ==========    ===========

     (1) Convertible debentures were anti-dilutive in the quarter ended January 31, 1997.

NOTE 4 FINANCING AGREEMENTS
---------------------------

     The Companys primary lending institution has renewed its commitment for the Companys existing line of credit until September 29, 1998. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Companys accounts receivable under 90 days old, plus 45% of the Company's inventory. As of October 31, 1997, the Company has utilized $385,000 of its available line of credit, including $200,000 as collateral for various letters of credit. In addition the Company has $3,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2%. No advances have been made against the capital line of credit.

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

     On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, convertible at $4.30 per share and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P. A value of $100,000 has been assigned to the warrants in accordance with Accounting Principles Board Opinion No. 14(APB 14). The values of the subordinated debentures and additional paid in capital were adjusted accordingly.

     During the quarter one bond holder converted $450,000 of the Company's 8.5% Convertible Senior Subordinated Debentures into 159,009 shares of common stock.

Note 5 SUBSIDIARY  CORPORATIONS
-------------------------------

On November 17, 1997, the Company formed two Delaware corporations, Travel Port Systems, Inc. and Travel Port Franchising, Inc., to facilitate the beginning of franchising the Travel Port and Buckhorn Family Restaurant operations. The Company has recently commenced its franchise effort.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

Third Quarter ended January 31, 1998 and 1997
---------------------------------------------

     Sales from operations were $50,637,375 for the third quarter of fiscal 1998, down $1,515,198, or 2.9%, from the third quarter of last year. The average price per gallon of diesel fuel was $.15 lower than last year. If diesel pricing had remained constant with last year, our sales for the quarter would have been $4,500,000 greater. Diesel gallons sold increased 8% for the quarter. A similar effect was true for gasoline but with a smaller impact. The lower retail price of gasoline amounted to $325,000 in reduced sales while gallons sold increased 1%. Convenience store and fast food sales increased 12%, travel store sales increased 8%, and motel revenues increased 33%. Gross profit for the third quarter was $11,518,613, an increase of $587,094, or 5.4%, from the prior year. Diesel margins were consistent with last year, but gross profit dollars increased as a result of the greater number of gallons sold. Gross profit also improved from the sales increases noted above and improved margins in the restaurants and the shops. Operating expenses of $9,199,824 for the third quarter were $305,536, or 3.4% more than last year. Salary and wages were up $95,000 or 2.4%. Utilities, supplies, repairs and maintenance and equipment rental account for the majority of the remaining increase. General and administrative expenses for the quarter were $1,150,101, an increase of $34,238 or 3.1% from last year. Third quarter interest expense of $779,371, decreased $139,314, or 15.2% from last year as a result of lower interest rates on variable rate debt and lower borrowings on the line of credit. Other income of $186,364 was $130,649 greater than last year resulting from the sale of a parcel of land in the third quarter this year.

Nine months ended January 31, 1998 and 1997
-------------------------------------------

Sales from operations were $161,767,434 for the first nine months of fiscal 1998, up $10,426,927, or 6.9% from the first nine months of last year. As noted for the quarter, retail selling prices for diesel fuel declined from last year. If pricing had remained the same, sales would have been $7,300,000 higher. Sales of diesel gallons increased 14.5% for the first nine months. All other sales categories increased even after adjusting for the fact that Harborcreek, Pennsylvania had a full nine months of operations this year (opened in June
1996). Gross profit for the first nine months was $37,365,556, an increase of $2,714,326 or 7.8% from last year. Diesel margins were consistent with last year with gross profit dollars increasing with the gallon change. Gasoline gross profit declined as a result of lower margins that were not offset by increased gallons. All other categories increased as a result of the sales increases. Operating expenses were $28,292,090 for the first nine months, an increase of $1,276,186 or 4.7%. The difference is due to a full nine months of operations at Harborcreek combined with normal inflationary increases. General and administrative expenses of $3,710,196 increased $339,479 or 10.1%. Increases in salary and wages, professional services, and advertising account for the change. A portion of the professional services was for consulting on the Year 2000 computer issues. The Company is Year 2000 compliant in all areas except one, which will be resolved by December 31, 1998. Interest expense increased $74,339. Other income increased $147,623 from the land sale in the third quarter as noted above.

FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

     The Company's cash position increased by $644,165 to $3,779,036 during the nine months ended January 31, 1998. Inventories increased $756,794 due to greater petroleum inventory. Accounts payable increased $546,498 as a result of the increased inventory. Income taxes payable increased $1,084,191. Overall operating activities for the nine months ended January 31, 1998, provided $5,456,023 in cash compared to last year's $3,861,828. Investing activities resulted in a net use of $4,727,860. Capital expenditures during the first nine months of 1998 were $4,970,597, relating to renovation projects at a number of the Company's locations.

     Financing activities during the first nine months of 1998 used $83,998. Principal payments on long term debt amounted to $2,387,613. The issuance of subordinated convertible bonds and warrants provided $2,000,000.

     The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 29, 1998. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of January 31, 1998, the Company has utilized $385,000 of its available line of credit, including $200,000 as collateral for various letters of credit. In addition the Company has $3,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until July 31, 1998. At that time the line can be repaid or amortized over 42 months with interest at prime plus 1/2%. No advances have been made against the capital line of credit.

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

     On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, convertible at $4.30 per share and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P. A value of $100,000 has been assigned to the warrants in accordance with Accounting Principles Board Opinion No. 14(APB 14). The values of the subordinated debentures and additional paid in capital were adjusted accordingly.

During the quarter one bond holder converted $450,000 of the Company's 8.5% Convertible Senior Subordinated Debentures into 159,009 shares of common stock.

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

Item 2.  CHANGES IN  SECURITIES

     On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, convertible at $4.30 per share and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P. A value of $100,000 has been assigned to the warrants in accordance with Accounting Principles Board Opinion No. 14(APB 14). The values of the subordinated debentures and additional paid in capital were adjusted accordingly. Copies of the Securities were filed as exhibits with the Company's Form 10-Q for the quarter ended October 31, 1997.

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

     Exhibit 4-e, Form of Indenture as of December 4, 1997, between Travel Ports of America, Inc. and Cephas Capital Partners, L.P., with respect to $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, is incorporated by reference to Exhibit 4-e to the Company's Form 10-Q dated December 12, 1997.

     Exhibit 4-f, Form of Warrant to purchase Common Stock is incorporated by reference to Exhibit 4-e to the Company's Form 10-Q dated December 12, 1997.

      (10)  Material Contracts

            Exhibit 10.21, Consulting Agreement with E. Philip Saunders is set forth on page 18 of this report.

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

                  None

      (20)  Report furnished to security holders

                  Not applicable

      (22) Published report regarding matters submitted to vote of security holders

                  None

      (23)  Consents of experts and counsel

                  Not applicable

      (24)  Power of attorney

                  None

      (27)  Supplemental Financial Information

                  Exhibit (27) on page 17 of this report.

      (99)  Additional exhibits

                  None

   (b)  REPORT ON FORM 8-K

                  None

                                        EXHIBIT (11)

                          COMPUTATION OF BASIC EARNINGS PER SHARE
                          ---------------------------------------
                           FOR THE QUARTER ENDED JANUARY 31, 1998

     Net income per share was computed by dividing net income by the weighted average number of common shares outstanding.

Shares outstanding at end of November                          5,612,584
Shares outstanding at end of December                          5,624,644
Shares outstanding at end of January                           5,806,213
                                                               ---------
Average number of shares outstanding                           5,681,147
                                                               =========

Net income per basic share                                          $.06
                                                                    ====






                         COMPUTATION OF DILUTED EARNINGS PER SHARE
                         -----------------------------------------
                           FOR THE QUARTER ENDED JANUARY 31, 1998

     Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

            Total Options
            and Warrants        Average            Average
Qtr. Ended  Below Market    Exercise Price      Market Price          Shares
----------  ------------    --------------      ------------          ------
 1/31/98      981,636           $2.633            $3.729              288,414
Average number of shares outstanding                                5,681,147
8.5% convertible debenture                                          1,643,110
7.81% convertible debenture                                           296,439
----                                                                  -------
                                                                    7,909,110
                                                                    =========

Net income for quarter ended 1/31/97                               $  336,081
Interest on convertible debentures                                     74,220
                                                                       ------
                                                                   $  410,301
                                                                   ==========

Net income per diluted share                                             $.05
                                                                         ====



                          COMPUTATION OF BASIC EARNINGS PER SHARE
                          ---------------------------------------
                         FOR THE NINE MONTHS ENDED JANUARY 31, 1998

Net income per share was computed by dividing net income number of common shares outstanding.

Shares outstanding at end of May through July                 5,554,654
Shares outstanding at end of August                           5,588,294
Shares outstanding at end of September                        5,594,064
Shares outstanding at end of October and November             5,612,584
Shares outstanding at end of December                         5,624,644
Shares outstanding at end of January                          5,806,213
Average number of shares outstanding                          5,611,372

Net income per basic share                                         $.35




                         COMPUTATION OF DILUTED EARNINGS PER SHARE
                         -----------------------------------------
                         FOR THE NINE MONTHS ENDED JANUARY 31, 1998

     Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

           Total Options
            and Warrants         Average     Average
Qtr. Ended  Below Market    Exercise Price    Market Price          Shares
----------  ------------    --------------    ------------          ------
 7/31/97      727,916           $2.215           $2.833            158,847
10/31/97    1,016,256           $2.601           $3.897            337,928
 1/31/98      981,636           $2.633           $3.729            288,414
 - -- --      -------           ------           ------            -------
Total for Three Quarters                                           785,189
                                                                   =======
Average common stock equivalents outstanding during
   nine months ended January 31, 1998                              261,730
8.5% convertible debenture                                       1,643,110
7.81% convertible debenture                                         98,605
Average number of shares outstanding                             5,611,372
                                                                 ---------
                                                                  ,614,817
                                                                 =========

Net income for nine months ended 1/31/98                        $1,970,092
Interest on convertible debentures, net of tax                     192,796
                                                                   -------
                                                                $2,162,888
                                                                ==========

Net income per diluted share                                          $.28
                                                                      ====

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRAVEL PORTS OF AMERICA, INC.




Date: March 13, 1998          s/ John M. Holahan
                              --------------------------
                              John M. Holahan, President




Date: March 13, 1998          s/ William Burslem III
                              --------------------------
                               William Burslem III
                              Vice President





                           CONSULTING AGREEMENT
     This agreement is made as of the 1st day of May, 1992, by and between Travel Ports of America, Inc., a New York corporation with its principal office at 3495 Winton Place, Building C, Rochester, New York 14623 (Company) and E. Philip Saunders, an individual with a principal place of business located at 760 Brooks Avenue, Rochester, New York 14619 (Saunders).

     NOW, THEREFORE, in consideration of the promise, covenants and agreements hereinafter set forth, the parties agree as follows:

     1. SERVICES. The Company hereby employs Saunders, and Saunders hereby agrees to serve, as a consultant to the Company for a period hereinafter defined. Saunders agrees to perform such services which shall from time to time be assigned to him by the Company in connection with the operation of the business. Saunders further agrees to use his best efforts to promote the interests of the Company on an as needed basis by either telephone or in person as determined by the Board of Directors of the Company. Such consulting work may include discussing and assisting in planning the overall operation and direction of the Company's business and generally to assist the Company at its request, to maintain and expand the Company's business, and to give general business advice concerning the Company's business.

     2. LENGTH OF AGREEMENT. The term of this consulting agreement shall be for the period of one (1) year which shall commence on the date hereof. This agreement will be extended on a year-to-year basis unless terminated by either party. This agreement may be terminated at any time by either party with ninety
(90) days written notice. Any such notice shall be in writing and shall be deemed to have been given if delivered personally or sent by mail, postage prepaid, to the above address. This agreement may not be assigned by either party except that the Company may assign it to an affiliate, parent, subsidiary or successor company.

     3. COMPENSATION. As consideration for services as a consultant for the Company, Saunders shall be paid $10,316.67 per month. Payments shall commence on May 1, 1992 and be made at the first day of each month throughout the term of this agreement unless sooner terminated. In addition Saunders will be paid a management incentive based upon the audited financial results of the Company. This incentive will be six percent (6%) of the pretax profits of the Company, not including this management incentive on the first one (1) million dollars of such pretax profit and one percent (1%) of such pretax profit over one (1) million dollars. This management incentive will be estimated and paid prior to the Company's fiscal year end of April 30th. The management incentive will be recalculated after the audit is completed. Any additional amount due will be paid to Saunders within ten (10) days or any over-payment will be returned by Saunders within ten (10) days.

    4. ENTIRE AGREEMENT. This agreement constitutes the entire understanding and agreement between the parties. This agreement shall not be modified in whole or part except by a written document signed by both parties. This agreement supersedes and cancels any and all previous agreements, whether written or oral, between the Company and Saunders.

    5. INDEPENDENT CONTRACTOR. The parties understand and agree that Saunders shall at all times during the term of this Agreement be deemed to be an independent contractor and not an employee of the Company.

    6. GOVERNING LAW. This agreement shall be governed by and construed in accordance with the laws of the State of New York.

     7. SUBMISSION TO JURISDICTION. The parties hereby agree that any suit, action, or proceeding brought by a party with respect to this Agreement shall be brought in the Supreme Court of New York, Monroe County, New York. The parties hereby submit to the exclusive jurisdiction and venue of such courts for the purpose of any such suit, action, proceeding or judgment. Each party agrees that service of all writs, process and summonses in any such suit, action or proceeding in said courts may be made by the mailing thereof by registered or certified mail, postage prepaid, to said party at the address above. Each party hereby irrevocably waives any objection which it may now or thereafter have to the laying of venue in any suit, action or proceeding arising out of or relating to this Agreement brought in the Supreme Court of the State of New York, Monroe County, New York and hereby further irrevocably waives any claim that any such suite, action or proceeding brought in any such court has been brought in an inconvenient forum.

     8. SEVERABILITY. Should any provision of this Agreement be held by a court of competent jurisdiction to be unenforceable, or enforceable only if modified, such holding shall not affect the validity of the remainder of this Agreement, the balance of which shall continue to be binding upon the parties hereto with any such modification (if any) to become a part hereof and treated as though contained in this original Agreement. The parties further agree that any such court is expressly authorized to modify any such unenforceable provision of this Agreement in lieu of severing the unenforceable provision from this Agreement in its entirety, whether by rewriting the offending provision, deleting any or all if the offending provision, adding additional language to this Agreement, or by making such other modification that the court deems warranted to carry out the agreement of the parties. The parties expressly agree that this Agreement as so modified by the court shall be binding upon and enforceable against each of them.
       IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have set their hands hereunto this 1st day of May, 1992.

                              TRAVEL PORTS OF AMERICA, INC.

                              BY:___________________________
                                    PRESIDENT

                              CONSULTANT
                                 ---------------------------
                                    E. PHILIP SAUNDERS