Form 10-K
period 1998-04-30
TRAVEL PORTS OF AMERICA INC
filed 1998-07-30
CIK 798935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-K



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

                                                       Name of each exchange on
         Title of each class                                which registered

Common Stock (Par Value $.01 per share)                        NASDAQ
---------------------------------------                        ------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)


                        THIS REPORT CONSISTS OF 87 PAGES.
                    THE INDEX TO EXHIBITS APPEARS ON PAGE 41.




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


         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $12,022,210.79. Market value is determined by reference to the closing price of the Registrant's stock on July 2, 1998.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on July 2, 1998.


      Class                               Number of shares outstanding
Common Stock, Par Value                              6,534,767
$.01 Per Share

         Documents incorporated by reference and the Part of the Form 10-K into which they are listed here under.

PART OF FORM 10-K                           DOCUMENT INCORPORATED
Part III
Items 10, 11, 12 and 13                     Registrant's Proxy Statement
Directors and Executive                     for the Annual Meeting of
Officers of the Registrant,                 Shareholders to be held on
Executive Compensation,                     October 27, 1998
Security Ownership of
Certain Beneficial Owners
and Management, and Certain
Relationships and Related
Transactions, respectively.


                          TRAVEL PORTS OF AMERICA, INC.
                                TABLE OF CONTENTS

          Item                                                           Page
PART I    1   Business.................................................   4

          2   Properties...............................................  14

          3   Legal Proceedings........................................  14

          4   Submission of matters to a vote of Security Holders......  15

PART II   5   Market for the Registrant's Common Equity and Related
              Stockholder Matters......................................  15

          6   Selected Financial Data..................................  16

          7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  17

          8   Financial Statements and Supplementary Data..............  22

          9   Disagreements on Accounting and Financial Disclosure.....  40

PART III 10   Directors and Executive Officers of the Registrant.......  40

         11   Executive Compensation...................................  40

         12   Security Ownership of Certain Beneficial Owners and
              Management.............................................    40

         13   Certain Relationships and Related Transactions.........    40

PART IV  14   Exhibits, and Financial Statement Schedules............    40

              Signatures..............................................   49



                                     PART I
Item 1.  Business
         Travel Ports of America, Inc. (Company) operates sixteen (16) 24-hour per day travel plazas and one (1) fuel terminal in New York, New Jersey, North Carolina, New Hampshire, Indiana, Maryland and Pennsylvania.

         During 1998, the Company organized wholly owned subsidiaries to facilitate the franchising of the Travel Port operations. Travel Port Systems, Inc. (TPS) is a Delaware company which owns the Travel Port trade name. Travel Port Franchising, Inc. (TPF), also a Delaware company, was formed to enter into and administer franchising agreements with third-party franchisees.

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

         The Company's strategic plan calls for continued growth within its current or surrounding market area through the acquisition and/or construction of additional facilities if and when opportunities occur. Acquisitions, to the extent feasible, will be facilities providing most or all of the services that the Company believes are desirable. New facilities generally will be constructed to provide all of such services.

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

         The products and merchandise purchased and sold by the Company are not unique and generally can be obtained readily from a variety of sources at competitive prices. There are many sources of petroleum products, tires and truck parts, restaurant food, supplies and merchandise for the Company's travel and convenience stores. Most of the products purchased by the Company are acquired on an as needed basis, through purchase orders. The Company currently buys petroleum products from major oil companies and from Griffith Oil Co., Inc. (Griffith Oil), which is owned by Sugar Creek Corporation. The principal shareholder and Chief Executive Officer of the Company owns and operates Sugar Creek Corporation. The Company buys its restaurant food primarily from a single unrelated food distributor, and its other products and merchandise from various suppliers. Except for the Company's fuel purchase agreements, including the one with Griffith Oil, which expires December 31, 2005, all of these arrangements can be terminated at will.

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

         The Company, through a private placement, issued $4,650,000 of Convertible Senior Subordinated Debentures due January 15, 2005, together with warrants to purchase additional shares of the Company's Common Stock. The securities were sold under Regulation D of the Securities Act of 1933 (the "Act") and in offshore transactions under Regulation S of the Act. The debentures carry an annual interest rate of 8.5%, payable quarterly, and are convertible into the Company's Common Stock at a price equal to $3.00 per share at the option of the holder at any time. The debentures are callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% as of January 15, 1998, and gradually decreasing to 100% at maturity on January 15, 2005. The warrants, which are exercisable at any time, entitled warrant holders to purchase up to a total of 15,500 shares of the Company's Common Stock at a price of $3.60 per share. The underwriter was issued warrants for 77,500 shares of the Company's Common Stock at a price of $3.60 per share in conjunction with this transaction. As a result of the stock dividend issued April 29, 1997, the bond conversion price was adjusted to $2.83 and the warrant price was adjusted to $3.40. The number of warrants was increased to 98,580. As a result of the stock dividend issued April 23, 1998, the bond conversion price was adjusted to $2.62 and the warrant price was adjusted to $3.15. The number of warrants was increased to 106,467.

         During fiscal 1998, $500,000 of the 8.5% debentures were converted into 178,092 shares of common stock, after adjusting for the 1998 and 1997 stock dividends of 8% and 6%, respectively. At April 30, 1998, $4,150,000 of the 8.5% convertible senior subordinated debentures and 106,467 of the warrants remain outstanding.

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

         On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, convertible at $4.30 per share and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P. A value of $100,000 has been assigned to the warrants in accordance with Accounting Principles Board Opinion No. 14(APB 14). The values of the subordinated debentures and additional paid in capital were adjusted accordingly. As a result of the stock dividend issued April 23, 1998, the bond conversion price was adjusted to $3.98 and the warrant price was adjusted to $4.78. The number of warrants was increased to 43,200.

         The Company renewed the agreement with its primary lender that (a) provides a line of credit of $3,750,000 until September 28, 1999 and (b) provides an additional $4,500,000 for a capital line of credit. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of April 30, 1998, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. The capital line of credit calls for interest only at prime plus 1/4% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at prime plus or LIBOR plus interest rate based upon funded debt to EDITDA. No advances have been made against the capital line of credit.

         The Company, through its subsidiary Travel Port Franchising, Inc., has filed a franchise offering circular in 48 states. To date no franchise agreements have been signed.

         Information on major sales classifications is included in Item 7, page 18 of this report.

Capital Expenditures

         For the fiscal year ended April 30, 1998, the Company's Capital Expenditures for property, plant and equipment amounted to $6,171,272.

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

         An agreement between the Company and Griffith Oil, that expires December 31, 2005 requires the Company to purchase all of its petroleum products for three of its facilities from Griffith Oil. The purchases for the three sites for the year were approximately 12.4% of all petroleum purchases. In addition, the Company purchased spot market pipeline tenders (bulk purchases) for its Berwick, Pennsylvania (Beach Haven) terminal, from Griffith Oil. These pipeline tenders accounted for approximately 5.1% of the petroleum products purchased by the Company during the fiscal year ended April 30, 1998. Management believes that the terms of the purchase agreement and the spot market purchases were fair and competitive when compared with the purchasing opportunities for similar products in like quantities from other vendors.

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

         4.       Motels

         The Company's motel accommodations at travel plazas, which are available to truck drivers and the general public, generally contain double beds, basic furniture, a color television and a full bathroom. Rooms are available at nightly rates ranging from $25-$49 per night. Public laundry facilities are also available. Maybrook and Dansville, New York operate under a franchise from Days Inn. Greencastle and Harborcreek, Pennsylvania and Baltimore, Maryland operate under a franchise from the Rodeway Inn, Division of Choice Hotels International.

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

Travel Plazas

         1. Dansville, New York. This eight acre site is located at the Dansville interchange of Interstate Route 390, a major north-south highway in western New York. The site, which is approximately forty miles south of the New York State Thruway and thirty miles north of US Route 17, is leased from the Livingston County Industrial Development Agency. The lease expires in March 2000, at which time the Company has both the right and the intention to buy all of the land and improvements for $ 1.00. The travel plaza contains ten diesel pumps with card readers, four gasoline fueling positions with pay at the pump capability, a two-bay service area, a truck scale, six acres of paved parking, showers, a game room, a one hundred thirty seat restaurant, a twenty room Days Inn motel, a travel store and a small convenience store.

         2. Maybrook, New York. This eighteen acre site is located at the Maybrook interchange of Interstate Route 84, approximately ten miles east of US Route 17 and eight miles west of the New York State Thruway. It is sub-leased from a corporation owned by two people, one of whom is the principal shareholder of the Company, under a lease that expires in March 2004 with three five year renewal options available. The travel plaza contains eleven diesel pumps, four gasoline fueling positions, a three-bay service area, a truck scale, showers, game room, eight acres of paved parking, a one hundred thirty-eight seat restaurant, a Pizza Hut Express, a thirty-six room Days Inn motel and a travel store.

         3. Binghamton, New York. The Company owns a ten acre site located in suburban Binghamton at the intersection of US Route 17 and Interstate Route 81. The travel plaza contains eight diesel pumps, a two-bay service area, a truck scale, six acres of paved parking, a seventy-seven seat restaurant, snack bar, showers, a travel store and a convenience store with two gasoline pumps.

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

         5. Fultonville, New York. The Company owns a twenty acre site at Exit 28 of the New York State Thruway. The travel plaza contains eleven diesel pumps with card readers, a two-bay service area, a truck scale, showers, seven acres of paved parking, a one hundred twenty-seven seat restaurant, a fourteen room motel, a travel store and a convenience store with four gasoline pumps.

         6. Candler, North Carolina. The Company owns an eighteen acre site located at Exit 37 of Interstate Route 40, less than ten miles west of Interstate Route 26 and Asheville, North Carolina. The travel plaza contains ten diesel pumps, four gasoline pumps, a two-bay service area, a truck scale, showers, eight acres of paved parking, a one hundred forty seat restaurant and a travel store.

         7. Bloomsburg, Pennsylvania. The Company owns a sixteen acre site located at Exit 34 on Interstate Route 80. The travel plaza contains twelve diesel pumps with card readers, four pay at the pump gasoline pumps, a five-bay service area, truck scales, game room, trucker lounge, snack bar, showers, laundromat, travel store, a two hundred thirteen seat restaurant, a Subway and convenience store and lighted paved parking.

         8. Greenland, New Hampshire. This seven acre site is located at Exit 3 on Interstate Route 95. This facility is leased from an unrelated landlord for a term expiring April 2014. The travel plaza contains eight diesel pumps with card readers, four gasoline pumps, a truck scale, showers, game room, travel and convenience store, a one hundred fifty-eight seat restaurant, a Pizza Hut Express and lighted paved parking.

         9. Milesburg, Pennsylvania. The Company owns an eleven and one half acre site located at Exit 23 on Interstate Route 80. The travel plaza contains eight diesel fueling lanes, four gasoline pumps, a three-bay service area, showers, game room, travel store, a one hundred forty seat restaurant and lighted paved parking.

         10. Paulsboro, New Jersey. The Company owns a thirty-two acre site located at the Mt. Royal Exit on Interstate Route 295. The travel plaza contains twelve diesel pumps with card readers, eight gasoline pumps, a truck scale, a thirteen room motel, laundromat, showers, a three-bay service area, game room, travel store, a one hundred forty-two seat restaurant plus a banquet room and lighted paved parking.

         11. Porter, Indiana. The Company owns a thirty-six and one half acre site located at 1600 US Highway 20 near Exit 22b on Interstate Route 94. This travel plaza has a twenty-nine thousand square foot main building that contains a travel store, a Subway, trucker lounge, showers, game room, broker's offices and a one hundred sixty-two seat restaurant plus a banquet room. Additionally there is a two-bay service area, truck wash, twelve diesel pumps with card readers, eight gasoline fueling lanes with pay at the pump capability and approximately nine acres of lighted paved parking.

         12. Lake Station, Indiana. This twenty-four acre site is located on US Highway 51, just north of Interstate Routes 80 and 90. This facility is leased from an unrelated landlord until January 1999 with two ten year renewal options available. This travel plaza has a thirty thousand square foot main building that contains a travel store, convenience store, barber shop, a Subway, truckers' lounge, game room, laundromat, showers, brokers' offices and a one hundred sixty-six seat restaurant. There are seventeen diesel fuel islands with card readers covered by a canopy, truck wash, truck scales and paved parking for approximately two hundred and fifty trucks. In addition there are four gasoline pumps with pay at the pump capability.

         13. Greencastle, Pennsylvania. The Company owns a twenty-seven acre site located at Exit 3 on Interstate Route 8 1, a few miles north of the Maryland and Pennsylvania state border. The travel plaza consists of four buildings, a convenience store with gasoline fuel islands, a thirty-six room motel, a fuel building with a four-bay service area, truck scales, trucker's store, snack bar, twelve diesel pumps with card readers and a main building with a travel store, showers, a telephone room, a game room, trucker lounge and a one hundred forty-nine seat restaurant.

         14. Baltimore, Maryland. The Company leases a twenty-one acre travel plaza and (across the street) a two and one fifth acre gasoline/convenience store at Exit 57 on Interstate 95. The total facility consists of three buildings. The gasoline and convenience store has 16 pumps for both gasoline and diesel. The fuel building has a travel and convenience store and a Subway fast food operation. The main building contains a super travel store, showers, a telephone room, a game room, a Taco Bell Express, a sixty room motel and a hundred thirty-eight seat restaurant. There are 16 diesel pumps with card readers, truck scales and secured parking for 260 trucks.

         15. Harborcreek, Pennsylvania. The Company owns a seventy-two acre site of which twenty-four acres are used for the travel plaza at Exit 10 on Interstate 90. The travel plaza consists of two buildings, a thirty-six room motel and a main building. The main building has a travel and convenience store, a two hundred twelve seat restaurant, a Pizza Hut Express, showers, a telephone room, a game room, a trucker lounge and a three bay shop. There are ten diesel pumps with satellites and card readers, a truck wash and truck scales. There are four double sided gasoline pumps with pay at the pump capability. There is paved parking for two hundred fifty trucks in addition to car and RV spaces.

         16. Belmont, New York. The Company owns a nine acre site at the Belmont interchange on US Route 17, in southwestern New York state. The mini-travel plaza contains five diesel fueling lanes, four gasoline fueling positions, a travel store, a convenience store, a fifty-two seat restaurant and three acres of paved parking.

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

Summary of Property Interest

         The  following  table  summarizes  the  Company's   interests  in  real
property, as discussed above:
                    Date      Approx.   Leased or    Rent Per         Lease
Location           Opened     Acreage     Owned      Month (1)      Expiration
---------          ------     -------   --------     ---------      ----------
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

(1) In addition to the base rent listed in the above table, the Company is required to pay, under its leases, all property taxes, maintenance expenses and premiums for liability insurance on the respective properties. (2) The Company has an option to purchase for $1.00 at the expiration of the lease term. (3) Plus interest at 8.5% per annum on the declining principal balance of the Industrial Development Loan for this facility. (4) Leased from Maybrook Realty, Inc., a corporation owned by two people, one of whom is the principal shareholder of the Company. The Company has the option to renew the lease for three five year periods with monthly payments of $41,250, $45,375 and $49,913 respectively. The Company has the option to purchase the facility upon the expiration of the lease or at the end of any extended term for $3,500,000. (5) Leased from the previous owner of the Porter, Indiana facility. The Company has an option to purchase the facility any time after January 1999 for $3,250,000. If the Company does not purchase the facility, it also has the option to renew the lease for two ten year periods with monthly payments of $31,050 and $35,707 respectively. (6) Leased from unrelated third party for 20 years with option to renew for two five year periods. Purchase options of $2,400,000 from 5/l/99 through 4/30/04, $2,750,000 from 5/l/04 through 4/30/09 and the greater of fair market value or $3,000,000 from 5/l/09 through 4/30/14. (7) Leased from unrelated third party for 7 years. There are several purchase, sale, and extension options affecting the property.

Competition

         The truck stop business in general and the separate aspects that make up such business are all highly competitive. There are many chain and single operator truck stops throughout the Company's marketing area. The Company attempts to satisfy its customers' needs by providing multiple services at one location.

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

         In addition, the Company's motel and restaurant operations are subject to federal, state and local regulations concerning health standards, sanitation, fire and general overall safety. In addition, truck stops must comply with the requirements of local governmental bodies concerning zoning, land use and, as discussed above, environmental factors. Difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the opening of proposed new motor plazas. There have been no material problems with compliance with regulations governing the Company's restaurant or motel operations.

Employees

         As of April 30, 1998, the Company had a total of 1,447 employees, 1,170 full-time and 277 part-time. Of the full-time employees, 32 are involved in the corporate office and administrative activities, 108 in travel plaza management, 4 in sales and marketing, 2 in design and construction management and the balance in general operating duties, where all of the part-time employees are involved.

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

         Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock trades on the on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: TPOA. The range of reported high and low sale prices of the common stock during each quarter of the
Company's  fiscal  years  ended  April 30,  1998,  and April 30,  1997,  were as follows:
                           1998                               1997
                           ----                               ----
                  High              Low              High              Low

1st Quarter       3 1/4             2 3/8            3 5/8             2
2nd Quarter       4 1/2             3 1/8            3 1/2             2 9/16
3rd Quarter       4 7/32            3 1/4            3 1/8             2 1/8
4th Quarter       4 1/4             3 23/64          3 1/16            2 1/4

As of April 30, 1998, the approximate number of holders of common stock of the registrant was 1,900.

Sale prices are as reported by NASDAQ through April 30 of each year. All such prices represent actual transaction prices versus bid quotations because of the Company's inclusion on the NASDAQ National Market System.

The Company may not declare dividends without prior consent from its primary lender. An 8% stock dividend was declared and issued on April 23, 1998 and a 6% stock dividend was declared and issued on April 28, 1997.


Item 6.  Selected Financial Data

Operations      1998         1997         1996          1995          1994
---------- ------------  ------------  ------------  ------------  ------------

Net Sales  $211,508,861  $207,103,805  $165,164,391  $153,267,079  $137,575,675
Gross Profit
           $ 48,734,292  $ 46,436,813  $ 39,142,697  $ 38,237,699  $ 34,610,393

Income before cumulative effect
  of change in an accounting principle
           $  2,337,680  $  1,700,205  $  1,690,500  $  1,890,032  $  1,457,613

Cumulative effect of change in an
  accounting principle
           $          0  $          0  $          0  $          0  $    (99,735)

Net Income
           $  2,337,680  $  1,700,205  $  1,690,500  $  1,890,032  $  1,357,878

        Earnings Per Share

Basic Income Per Share:
Income before cumulative effect
  of change in an accounting principle
           $       .38   $        .28  $        .28  $        .32  $        .25

Cumulative effect of change in an
  accounting principle
           $       .00   $        .00  $        .00  $       .00   $       (.02)

Net Income
           $       .38   $        .28  $        .28  $       .32   $        .23

Basic Shares Outstanding
             6,136,062      6,034,054     6,008,787    5,986,122      5,964,551

Diluted Income Per Share:
Income before cumulative effect
  of change in an accounting principle
           $       .30   $        .24  $        .24  $       .26   $        .14

Cumulative effect of change in an
  accounting principle
           $       .00   $        .00  $        .00  $       .00   $       (.02)

Net Income
           $       .30   $        .24  $        .24  $       .14   $        .21

Diluted Shares
  Outstanding
             8,563,866      8,002,261     7,975,631    6,601,217      6,039,624

         Financial Data

Total Assets
          $ 64,812,728   $ 62,435,994  $ 55,278,604  $ 51,370,810  $ 41,847,897

Long Term Liabilities
          $ 31,023,936   $ 32,082,537  $ 27,828,457  $ 25,726,157  $ 18,268,139



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter ended April 30, 1998 compared to quarter ended April 30, 1997

         Sales from operations were $49,741,000 for the fourth quarter of fiscal 1998, down $6,022,000, or 10.8% from the fourth quarter last year. Net income was $368,000 ($.06 per share), down $56,000, or 13.2% from last year's net income of $424,000 ($.07 per share). During fiscal 1998, the Company discontinued its "T-Bucks" coupon program, and accordingly, related accruals of $196,000 (after tax impact of $115,000) were reversed into income during the fourth quarter.

         Sales for the quarter were impacted by lower retail pricing on diesel fuel that reduced sales by $7,135,000. The fiscal quarter also had six less days than the prior year. There would have been a 4.2% sales increase if the retail price of diesel fuel had remained constant with the prior year level and the number of days were constant with last year.

         Gross profits decreased $417,000, primarily from lower diesel margins as a result of competitive pressures and to a lesser extent from the reduced number of days. Operating expenses decreased $566,000, as a result of the reduced number days, lower workers' compensation insurance and the elimination of the grand opening expenses incurred last year.

         General and administrative expense was $188,000 more than last year as a result of increased travel and professional fees relating to potential acquisition investigations. The Company also expensed the costs of setting up the subsidiaries for the franchising of Travel Ports.

Year ended April 30, 1998 compared to year ended April 30, 1997

         The Company had earnings of $3,960,000 before income taxes and $2,338,000 in net income on net sales of $211,509,000 in fiscal 1998 compared to earnings of $2,903,000 before income taxes and $1,700,000 in net income on net sales of $207,104,000 in fiscal 1997. Due to reductions in pump prices stemming from lower fuel costs compared to last year, diesel fuel revenues decreased by $14,480,000. Actual diesel gallons increased 10.0% for the year. Revenues for gasoline declined from the reduced pump prices also, but again, gallons increased 5.3%. Non-fuel sales increased 6.3% for the year. There would have been a 9.1% sales increase if the retail price of diesel fuel had remained constant with the prior year level.

         Retail diesel gallons sold during 1998 were 120 million, an increase of 11 million gallons over the prior year. Sales of retail gasoline gallons were
12.7 million for 1998, an increase of .6 million gallons from the prior year.

         Gross  profits  increased  $2,297,000  or 4.9%  from  the  prior  year.
Non-fuel gross profit increased $1,973,000 or 6.2%. Gasoline gross profit decreased $183,000 primarily due to lower margins while diesel gross profit increased $553,000. Retail margins per gallon of diesel fuel declined slightly when compared to the prior year. The increase in gallons sold more than made up for the reduced gross profit from the lower margins.

         Listed below is the breakdown of revenue and gross profits by major sales classification for the fiscal years ended April 30, 1998, and April 30, 1997.

                        Percent     Percent       Percent     Percent
     Sales              of 1998     of 1998       of 1997     of 1997
  Category              Revenue  Gross Profit     Revenue  Gross Profit
------------            -------  ------------     -------  ------------
Diesel Fuel               65          27            65          27
Gasoline                   7           3             8           4
Restaurant                11          33            10          33
Store                      8          14             8          13
Shop                       5          11             5          11
Motel                      1           4             1           3
Other                      3           8             3           9

         Operating expenses were $710,000 or 2.0% more than the prior year. Wages increased $487,000 or 3.0%. Unemployment and workers' compensation insurance declined $239,000. Equipment rental, depreciation and amortization increased $431,000. Some of these increases are a result of the Harborcreek facility being open the entire year versus only 46 weeks last year.

         General and administrative expenses increased $527,000 or 11.6% as compared to the prior year. Wages increased $185,000 as a result of additional staff, salary increases and additional bonuses on the increased profits. Professional fees increased $209,000 as a result of potential acquisition investigations and new venture activity, public relations activity and the startup expenses of the subsidiaries for franchising Travel Ports.

         The Company has completed a review of its operational and financial systems and believe all areas except one to be Year 2000 compliant. New software is being acquired for its accounting systems. The new system is Year 2000 compliant and will be implemented prior to December 31, 1998.

Prior Year Quarter ended April 30, 1997 compared to quarter ended April 30, 1996

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

Prior year ended April 30, 1997 compared to year ended April 30, 1996

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

         Gross profits increased $7,294,000 from the prior year. Most of this increase came from the two new facilities. Non-fuel gross profit increased $5,587,000 and gasoline gross profit increased $374,000 while diesel gross profit increased $1,337,000. Retail diesel margins per gallon were flat when compared to the prior year. Same unit gross profit increased $183,000 over last year. Last year included a one time gain of $412,000 as noted above.


         Listed below is the breakdown of revenue and gross profits by major sales classification for the fiscal years ended April 30, 1997, and April 30, 1996.

                         Percent     Percent        Percent      Percent
     Sales               of 1997     of 1997        of 1996      of 1996
  Category               Revenue   Gross Profit     Revenue    Gross Profit
------------             -------   ------------     -------    ------------
Diesel Fuel                 65          27             64           29
Gasoline                     8           4              7            3
Restaurant                  10          33             11           32
Store                        8          13              8           13
Shop                         5          11              6           12
Motel                        1           3              1            3
Other                        3           9              3            8


         Operating expenses were $6,254,000 or 21% more than the prior year. Same unit expenses increased $40,000 or about 0.1%.

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

Financial Condition, Liquidity and Capital Resources

         Generally, the Company's capital resources are derived mainly from cash provided by operating activities. In fiscal 1998 operating activities accounted for the generation of cash in the amount of $7,658,000 compared to $5,038,000 in fiscal 1997 and $3,208,000 in fiscal 1996.

         Cash used in investing activities was $5,781,000 in fiscal 1998, $7,295,000 in fiscal 1997 and $11,532,000 in fiscal 1996. The spending in 1998 was at a reduced level from 1997 reflecting the completion of some major renovation projects. The Company also received $1,368,000 of cash related to the Allentown mortgage that was paid in full in 1997. The change from 1997 to 1996 was a result of the completion of Harborcreek in June 1996 and the receipt of $1,368,000 of cash noted above.

         Financing activities used net cash of $930,000 in fiscal 1998 compared to net cash provided of $3,725,000 in fiscal 1997 and $2,397,000 in fiscal 1996. The change in 1998 was the result of increased borrowings in 1997 and 1996 that funded the construction and renovation projects.

         The overall result of the above activity was a net increase of cash in the amount of $947,000 in fiscal 1998 and $1,468,000 in fiscal 1997 compared to a net decline of cash in the amount of $5,927,000 in fiscal 1996.

         The Company's working capital excluding current portion of long term debt was $4,087,000 at April 30, 1998 and $4,462,000 at April 30, 1997.

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

         On November 6, 1996, the Company entered into an agreement with its secondary lender that (a) refinanced a mortgage loan due 2001 covering two travel plazas in Pennsylvania, as well as a term loan due in 1997 and (b) provided an additional $5,000,000 for 1996/97 capital expenditures. Interest is fixed at 8.63 % for five years with level principal payments based upon a 15 year amortization. A balloon payment is due on April 10, 2002.

         On December 4, 1997, the Company completed the sale of (1) $2,000,000 principal amount of 7.81% Convertible Subordinated Debentures due December 4, 2007, convertible at $4.30 per share and (2) Warrants to purchase 40,000 shares of Common Stock, par value $.01 per share, of the Company at a price of $5.16 per share to Cephas Capital Partners, L.P. A value of $100,000 has been assigned to the warrants in accordance with Accounting Principles Board Opinion No. 14(APB 14). The values of the subordinated debentures and additional paid in capital were adjusted accordingly. As a result of the stock dividend issued April 23, 1998, the bond conversion price was adjusted to $3.98 and the warrant price was adjusted to $4.78. The number of warrants was increased to 43,200.

         The Company renewed the agreement with its primary lender that (a) provides a line of credit of $3,750,000 until September 28, 1999 and (b) provides an additional $4,500,000 for a capital line of credit. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of April 30, 1998, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. The capital line of credit calls for interest only at prime plus 1/4% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at prime plus or LIBOR plus interest rate based upon funded debt to EDITDA. No advances have been made against the capital line of credit.

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

Item 8.  Financial Statements and Supplementary Data

           Index to Financial Statements and Supplementary Schedules

The Following information is presented in this report:                   Page

         Report of Independent Accountants............................    23

         Consolidated Balance Sheets for the years ended
           April 30, 1998 and 1997....................................    24

         Consolidated Statements of Income for the years ended
          April 30, 1998, 1997 and 1996...............................    25

         Consolidated Statements of Cash Flows for the years ended
          April 30, 1998, 1997 and 1996...............................    26

         Notes to Consolidated Financial Statements...................    27

All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


Item 9.  Disagreements on Accounting and Financial Disclosure

         Not Applicable



                        Report of Independent Accountants


To the Board of Directors and
Shareholders of
Travel Ports of America, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Travel Ports of America, Inc. and its subsidiaries at April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Rochester, New York
June 19, 1998



Consolidated Balance Sheets

                                                               April 30,
                                                           1998         1997
                                     Assets
Current assets:
Cash and cash equivalents, including interest-bearing
accounts of $3,162,400 and $2,727,500 in 1998 and 1997,
respectively                                            $4,082,203     3,134,871
Accounts receivable, less allowance for doubtful
accounts of $158,000 and $156,000 in 1998 and 1997,
respectively                                              4,167,966    4,357,665
   Notes receivable                                          30,346       20,725
   Inventories                                            5,726,512    5,763,023
   Prepaid and other current assets                         884,864    1,231,509
   Income taxes receivable                                  214,676      491,941
   Deferred taxes - current                                 532,000      791,100
                                                        ------------ -----------
         Total current assets                            15,638,567   15,790,834
Notes receivable due after one year, less allowance of $65,000
in 1998 and 1997                                            575,548      738,997
Property, plant and equipment, net                       44,597,242   41,686,254
Goodwill                                                  1,840,116    1,904,306
Other assets                                              2,161,255    2,315,603
                                                        ------------ -----------
                                                        $64,812,728   62,435,994
                                                        ------------ -----------
                      Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt and capital lease obligation
                                                          3,336,$65    3,207,254
   Accounts payable                                       6,669,874    5,350,448
   Accounts payable - affiliate                             236,263    1,179,927
   Accrued compensation                                   1,900,184    1,714,677
   Accrued sales and fuel tax                             1,806,814    1,925,570
   Accrued expenses and other current liabilities           938,720    1,158,607
                                                        ------------ -----------
         Total current liabilities                       14,888,120   14,536,483
Long-term debt and capital lease obligation              22,322,369   25,526,937
Convertible senior subordinated debentures                6,054,167    4,650,000
Deferred income taxes                                     2,647,400    1,905,600
                                                        ------------ -----------
         Total liabilities                               45,912,056   46,619,020
                                                        ------------ -----------
Shareholders' equity:
   Common stock, $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 6,302,596 shares in 1998 (including
     464,983 shares issued on April 10, 1998 as a stock dividend,
     Note 12) and 5,574,965 shares in 1997                   63,026       55,749
   Additional paid-in capital                             7,337,021    4,649,414
   Retained earnings                                     11,500,625   11,111,811
                                                        ------------ -----------
         Total shareholders' equity                      18,900,672   15,816,974
                                                        ------------ -----------
                                                        $64,812,728   62,435,994
                                                        ------------ -----------

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Income

                              Years Ended April 30,
                                 1998 1997 1996

Net sales and operating revenues
(including consumer excise taxes
of $54,097,500 in 1998,$45,062,000
in 1997, and $36,258,000 in 1996)    $1211,508,861  $ 207,103,805  $ 165,164,391

Cost of goods sold                     162,774,569    160,666,992    126,021,694
                                      ------------   ------------   ------------
      Gross profit                      48,734,292    46,436,813      39,142,697
                                      ------------   ------------   ------------
Operating expenses                      36,965,541    36,255,639      30,001,684
General and administrative expenses      5,087,839     4,560,796      4,273,191
Interest expense                         3,155,072     3,103,045      2,520,728
Other income, net                        (434,640)     (385,872)       (537,406)
                                      ------------  ------------    ------------
      Total expenses                    44,773,812    43,533,608      36,258,197
                                      ------------  ------------    ------------
Income before income taxes               3,960,480     2,903,205       2,884,500
Provision for income taxes               1,622,800     1,203,000       1,194,000
                                      ------------  ------------  ------------

Net income                           $    2,337,68$    1,700,205  $    1,690,500
                                      ------------  ------------    ------------
Earnings per share - basic                   $ .38         $ .28           $ .28
                                             -----         -----           -----

Earnings per share - diluted                 $ .30         $ .24           $ .24
                                             -----         -----           -----

The accompanying notes are an integral part of theses consolidated financial statements.

Consolidated Statements of Cash Flows

                                                     Years Ended April 30,
                                                 1998       1997       1996
Operating activities:
   Net income                               $   2,337,6$0  1,700,2$5  1,690,500
   Depreciation and amortization                3,393,177  3,266,330  2,724,604
   Provision for deferred income taxes          1,000,900   592,100     157,100
   Gain on sale of assets                       (150,457)   (13,812)   (213,881)
   Changes in operating assets and liabilities -
    Accounts receivable                          189,699       (419)   (674,011)
    Inventories                                   36,511   (429,194)    456,994
    Prepaid and other current assets             346,645   (309,480)   (392,668)
    Income taxes receivable                      277,265   (361,344)   (127,054)
    Accounts payable and accounts payable - affiliate
                                                 375,762   (212,304)   (751,744)
    Accrued compensation                         185,507    253,815     125,557
    Accrued sales and fuel tax                  (118,756)   677,984     199,937
    Accrued expenses and other current liabilities
                                                (219,887)     1,751      99,176
    Changes in other non-current assets            3,606   (127,290)    (86,663)
                                                ---------  ---------  ----------
      Net cash provided by operating activities
                                                7,657,652  5,038,342  3,207,847
                                                ---------  ---------  ----------
Investing activities:
   Expenditures for property, plant and equipment
                                              (6,171,272)(8,723,016)(12,021,255)
   Proceeds from sale of property, plant and
equipment                                        236,663     59,080     294,636
   Net proceeds received from notes receivable   153,828   1,368,864    194,669
                                                ---------  ---------  ----------
      Net cash used in investing activities   (5,780,781)(7,295,072)(11,531,950)
                                                ---------  ---------  ----------
Financing activities:
   Principal payments on long-term debt        (3,075,557)(8,961,395)(2,409,613)
   Proceeds from long-term borrowings                     12,655,227  4,761,000
   Proceeds from convertible senior subordinate
   debentures                                   2,000,000
   Exercise of stock options                      146,018     30,707     45,980
                                                ---------  ---------  ----------
      Net cash (used in) provided by financing  (929,539)  3,724,539  2,397,367
                                                ---------  ---------  ----------
Net increase (decrease) in cash and equivalents  947,332   1,467,809 (5,926,736)
Cash and equivalents - beginning of year       3,134,871   1,667,062  7,593,798
                                                ---------  ---------  ----------

Cash and equivalents - end of year          $   4,082,2$3  3,134,8$1  1,667,062
                                                ---------  ---------  ----------
               Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
   Interest paid                            $   3,077,0$2  3,031,4$7  2,504,368
   Income taxes paid, net                   $   1,194,0$0  1,069,2$0  1,164,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997


1.    The Company and Its Accounting Policies

    The Company is primarily engaged in the operation of travel plazas and has sixteen service plazas located in the states of New York, Pennsylvania, New Jersey, Indiana, Maryland, North Carolina and New Hampshire. A significant portion of the Company's sales and receivables are with companies in the trucking and related industries.

    During 1998, the Company organized wholly owned subsidiaries to facilitate the franchising of the Travel Port operations. Travel Ports Systems, Inc.
    (TPS) is a Delaware company which owns the Travel Port tradename. Travel Port Franchising, Inc. (TPF), also a Delaware company, will enter into and administer franchising agreements with third-party franchisees. Both subsidiaries are consolidated into the Company's financial statements and all intercompany transactions are eliminated. At April 30, 1998 the Company had not yet entered into any franchising agreements with third parties.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

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

    Goodwill
    The Company amortizes cost in excess of underlying net asset value of companies acquired over 40 years. The amount presented on the balance sheet is net of accumulated amortization of $727,488 and $663,298 at April 30, 1998 and 1997, respectively. Amortization expense for each of the years ended April 30, 1998, 1997 and 1996 was $64,190. The recoverability of these assets is periodically evaluated at the operating unit level by an analysis of operating results and cash flows and consideration of other significant events or changes in the business environment.

    Cash Equivalents
    For purposes of this Statement, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    Commodity Contracts
    In order to reduce price risk caused by market fluctuations, the Company enters into futures contracts and options hedging the purchase price of bulk fuel products. The changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. Contract positions are designed to ensure that the Company will pay a defined maximum price for certain quantities of its inventory purchases. Gains and losses and the related costs paid or premium received for contracts which hedge the purchase prices of commodities are deferred and subsequently included in income as part of the hedged transaction when the underlying product is sold. At April 30, 1998, the Company has entered into hedging commitments for a maximum of 9,240,000 gallons for delivery during the period May 1998 through August 1998. The current market value of these commitments is measured based on daily commodity trading market prices. If these hedging commitments had been terminated as of April 30, 1998, a loss of approximately $55,000 would have been realized. Due to the constant fluctuations within the commodity markets, these estimated results may or may not be realized. The Company does not hold or issue derivative instruments for trading or speculative purposes.

    Fair Value of Financial Instruments
    Cash and cash equivalents, accounts receivable and inventories are valued at their carrying amounts, which are reasonable estimates of fair value. The fair value of long-term debt and convertible debentures is estimated using rates currently available to the Company for debt with similar terms and maturities and is not materially different from the carrying amount. The fair value of all other financial instruments approximates cost as stated.

    Federal Income Taxes
    Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when those differences are expected to reverse.

2.    Facility Additions and Disposals

    On June 15, 1996, the Company opened a new full service travel plaza in Harborcreek, Pennsylvania. Total construction costs of approximately $8.3 million were financed through a combination of cash generated from operations and bank financing (Note 8).

    On March 1, 1996, the Company entered into a lease agreement for a facility in Baltimore, Maryland which is operated as a full service travel plaza. The term of the lease is seven years and is recorded as an operating lease (Note
    7).

    On June 15, 1995, the Company sold its Fairplay, South Carolina facility. The Company received, as consideration, a cash down payment and a $600,000 note receivable. This sale had no significant impact on operations.

3.    Earnings Per Share

    The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Historical earnings per share have been restated to conform with the provisions of SFAS 128.

                               For the Years Ended
                                    April 30,
                                 1998 1997 1996

Basic earnings per share:
   Income applicable to common stock       $ 2,337,680 $ 1,700,205 $ 1,690,500
   Weighted average common stock outstanding
                                             6,136,062   6,034,054   6,008,787
   Basic earnings per common share         $       .38 $       .28 $       .28
                                            ----------  ----------  ----------

Diluted earnings per share:
   Income applicable to common stock       $ 2,337,680 $ 1,700,205 $ 1,690,500
   Interest expense on convertible debentures
                                               269,776     237,150     237,150
                                            ----------  ----------  ----------

                                           $ 2,607,456 $ 1,937,355 $ 1,927,650
                                            ----------  ----------  ----------

Weighted average common stock outstanding    6,136,062   6,034,054   6,008,787
Options and warrants                           341,323     193,648     192,285
Convertible debentures                       2,086,481   1,774,559   1,774,559
                                            ----------  ----------  ----------

                                             8,563,866   8,002,261   7,975,631
                                            ----------  ----------  ----------

Diluted earnings per common share          $       .30  $      .24  $      .24
                                            ----------   ---------   ---------

4.    Inventories

    Major classifications of inventories are as follows:

                                               1998            1997

At FIFO cost:
   Petroleum products                     $    837,08     $  1,047,017
   Store merchandise                        2,385,387        2,328,955
   Parts for repairs and tires              1,823,610        1,803,705
   Other                                      680,435          583,346
                                           ----------      -----------

                                          $ 5,726,512     $  5,763,023
                                           ----------      -----------


5.    Property, Plant and Equipment

    Major classifications of property, plant and equipment are as follows:


                                                 1998         1997

Land                                      $    6,418,08  $  6,386,394
Land improvements                            13,079,873    11,949,337
Buildings and improvements                   26,132,301    24,031,725
Equipment and fixtures                       18,796,826    16,085,837
Leasehold improvements                        5,915,106     5,550,491
Construction in progress                        358,361       679,442
                                             -----------   -----------
                                             70,700,550    64,683,226
   Less - Allowance for depreciation and
          amortization                       26,103,308    22,996,972
                                             -----------   -----------

                                          $  44,597,242  $ 41,686,254
                                             -----------   -----------


Interest costs capitalized aggregated $68,200 in 1997. No interest costs were capitalized in 1998.

These amounts include property, plant and equipment under a capital lease as follows:

                                              1998          1997

Building                                 $   706,031    $   706,031
Land improvements                            243,969        243,969
                                           ----------    ----------
                                             950,000        950,000
   Less - Accumulated amortization           686,300        663,200
   ----
                                           ----------    ----------

                                         $   263,700   $    286,800
                                          ----------     ----------

    The leased assets relate to an agreement with the Livingston County Industrial Development Agency under which the Agency's bond proceeds were used to acquire, construct and equip an operating facility in Dansville, New York. The Company has the option to buy the facility for $1 at the end of the lease term, February 2000. Lease amortization amounted to $23,100 for each of the years 1998, 1997, and 1996, and is included in depreciation and amortization expense.

6.    Other Assets

    At April 30, 1998 and 1997, other assets include a leasehold interest in a full service travel plaza in Greenland, New Hampshire with a carrying value of $1,700,300 and $1,818,100, respectively. The leasehold interest represents the amount paid by the Company for the rights to operate a full service plaza under the terms of a twenty-year lease and is being amortized over the life of the lease (Note 7).


    Deferred financing costs included within other assets are being amortized on a straight-line basis over the term of the related debt and have a carrying value of $330,000 and $343,000 at April 30, 1998 and 1997, respectively. Amortization expense for the leasehold interest and deferred financing for the years ended 1998, 1997 and 1996 was $244,800, $233,800 and $244,300,
    respectively.

7.    Leases

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

    During fiscal 1997, the Company entered into a $3 million lease line of credit with Fleet Capital Leasing. At April 30, 1998, approximately $1.2 million of the line had been utilized to finance ten separate leases for equipment and furniture and fixtures. Each lease qualifies as an operating lease in accordance with SFAS 13 criteria, and annual payments are included in the future minimum lease payment schedule below.

    At April 30, 1998, future minimum payments required under non-cancelable leases are as follows:



                                             Operating        Capital

1999                                     $   2,494,94   $     55,001
2000                                         2,125,164        50,965
2001                                         2,089,611        11,315
2002                                         1,918,231
2003                                         1,696,702
Future                                       4,913,026
                                            -----------    ----------
                                         $  15,237,674       117,281
                                            -----------

Less - Amount representing interest                           11,196
----
                                                           ----------

Present value of net minimum lease payments              $   106,085
                                                           ----------


    Rental expense applicable to operating leases, net of sublease income of $428,100, $356,900 and $333,900, amounted to $2,269,200, $2,501,100 and
    $1,352,200, for 1998, 1997 and 1996, respectively.

8.  Debt and Capital Lease Obligation

    Debt and capital lease obligation consist of the following:


                                                    1998         1997

Mortgage loans:
   Due 2002, LIBOR plus 2.25% and prime
   plus 1.000%, in 1998 and 1997,
   respectively                                 $   108,680   $  128,125
   Due 2003, LIBOR plus 2.25% and prime
   plus .875%, in 1998 and 1997,
   respectively                                     722,235      833,345
   Due 2004, LIBOR plus 2.25% and prime
   plus .875%, in 1998 and 1997,
   respectively                                   1,932,975    2,205,153
   Due 2005, LIBOR plus 2.25% and prime
   plus .875%, in 1998 and 1997,
   respectively                                   2,535,698    2,841,358
   Due 2006, fixed rate of 9.44%                  5,400,006    5,800,002

Term loans:
   Due 1999, fixed rate of 9.650%                 1,541,682    1,791,678
   Due 2002, fixed rate of 10.120%                7,099,727    8,325,718
   Due 2002, fixed rate of 8.630%                 6,211,546    6,655,228

Obligation under capital lease, 8.50%               106,085      153,584
                                                 -----------  -----------
                                                 25,658,634   28,734,191
   Less - Portion due within one year,
   including amounts for capital lease
   of $47,500 in 1998 and 1997                   (3,336,265)  (3,207,254)
                                                 -----------  -----------

                                              $  22,322,369 $ 25,526,937
                                                -----------  -----------

    The LIBOR rate was 5.66% at April 30, 1998 and the prime interest rate was 8.50% at April 30, 1997.

    The Company's primary lender has extended its commitment for the Company's existing line of credit of $3,750,000 through September 28, 1999. In addition, the Company also has a $4,500,000 capital line of credit. The working line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. At April 30, 1998, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit. The remaining $3,550,000 is available. The capital line of credit calls for interest only at prime plus .25% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at prime plus .50%. No advances are outstanding against the capital line of credit at April 30, 1998 and 1997.

    None of the debt agreements outstanding during 1998 require material compensating balances or commitment fees. Substantially all assets of the Company have been pledged to secure the outstanding borrowings.

    Certain loan agreements require that the Company maintain specified minimums with regard to net worth, current maturity coverage and the incurrence of additional indebtedness. In addition, the Company cannot declare dividends without the consent of its primary lender. The Company is in compliance with such requirements and restrictions.

    Long-term debt requirements excluding capital leases, over the next five years are as follows: 1999 - $3,336,300; 2000 - $3,478,900; 2001 -
    $3,600,200; 2002 - $8,200,400 and 2003 - $2,294,000.

9.    Convertible Senior Subordinated Debentures

    In December 1997, the Company issued $2,000,000 of 7.81% convertible senior subordinated debentures due December 4, 2007, together with warrants to purchase 40,000 additional shares of the Company's common stock, 43,200 after the 1998 stock dividend. No principal repayments are required until December 2002 at which time $200,000 will be due and $400,000 a year thereafter until 2006 and $200,000 in 2007. Interest is payable on a quarterly basis. The debentures may be converted at the bondholders' option into 502,512 shares of the Company's common stock at $3.98 per share. The warrants are exercisable at any time through their expiration date of December 2007 at an exercise price of $4.78 per share. A value of $100,000 was assigned to the warrants at issuance and has been credited to additional paid-in capital.

    In January 1995, the Company issued $4,650,000 of 8.5% convertible senior subordinated debentures due January 15, 2005 together with warrants to purchase 93,000 additional shares of the Company's common stock. Due to the 1998 and 1997 stock dividends (Note 12), the warrants available at April 30, 1998 and 1997 are 106,467. No principal repayments are required until January 2001. Commencing in January 2001, the Company is required to redeem, on an annual basis, 20% of the outstanding balance of debentures at par. Interest is payable on a quarterly basis. The debentures are subordinate to all other indebtedness and may be converted at the bondholders' option into 1,583,969 shares of the Company's common stock at $2.62 per share. The debentures were callable at the discretion of the Company after January 15, 1998, at a redemption price equal to 109% of the principal amount outstanding as of January 15, 1998, and gradually decreasing to 100% of the principal amount outstanding at maturity on January 15, 2005. The warrants are exercisable at any time through their expiration date of January 2005 at an exercise price of $3.15 per share.

    During fiscal 1998, $500,000 of the 8.5% debentures were converted into 178,092 shares of common stock, adjusted for the 1998 and 1997 stock dividends of 8% and 6%, respectively (Note 12). At April 30, 1998, $4,150,000 of the 8.5% convertible senior subordinated debentures remain outstanding.

10.  Income Taxes

    The provision for income taxes consists of the following:


                                     1998         1997        1996

Current provision:
   Federal                      $  435,800    $  482,500   $  810,300
   State                           186,100       128,400      226,600
                                ----------    ----------   ----------
                                   621,900       610,900    1,036,900
                                ----------    ----------   ----------

Deferred provision:
   Federal                         842,200       467,900      130,900
   State                           158,700       124,200       26,200
                                ----------    ----------   ----------
                                 1,000,900       592,100      157,100
                                ----------    ----------   ----------

                               $ 1,622,800   $ 1,203,000  $ 1,194,000
                                ----------    ----------   ----------

    The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                   1998        1997       1996

Statutory federal rate         $ 1,346,60   $  987,100   $   980,700
State income taxes, net
 of federal benefit               227,600      166,700       166,800
Amortization of goodwill           21,800       21,800        21,800
Meals and entertainment            25,700       24,800        22,000
Other                               1,100        2,600         2,700
                               ----------    ---------     ---------

Effective tax rate             $ 1,622,80   $1,203,000   $ 1,194,000
                               ----------    ---------     ---------


   A summary of the deferred income tax assets and liabilities are as follows:


                                                 1998        1997
                              Assets
Bad debt reserve                            $   86,700  $    84,600
Vacation accrual                                78,200       76,800
Inventory basis difference                     106,000      102,000
Book accruals not currently deductible for tax  18,300      175,100
Alternative minimum tax                        242,800      362,000
                                             ---------   ----------

    Gross deferred tax assets               $   532,00  $   800,500
                                             ---------   ----------

                           Liabilities
Depreciation                                $2,647,400  $ 1,915,000
                                             ---------   ----------

    Gross deferred tax liabilities          $2,647,400  $ 1,915,000
                                             ---------   ----------

    Net deferred tax liabilities            $2,115,400  $ 1,114,500
                                             ---------   ----------

11.    Employee Benefit Plan
    The Company sponsors a defined contribution employee benefit plan covering substantially all employees who have completed one year of service. Matching contributions are made at the discretion of the Board of Directors at the rate of 50 per cent of employee contributions up to 6 per cent of gross compensation. Total Company matching contributions were $145,000, $119,200 and $104,500 for 1998, 1997 and 1996, respectively.


12.    Shareholders' Equity


                                        Additional                   Total
                              Common     paid-in      Retained    shareholders'
                               stock     capital      earnings       equity

Balance at April 30, 1995    $ 52,099  $ 3,767,741  $ 8,529,742  $  12,349,582
Net income                                            1,690,500      1,690,500
Exercise of options               292       45,688                      45,980
                             --------   ----------  -----------   ------------
Balance at April 30, 1996      52,391    3,813,429   10,220,242     14,086,062
Net income                                            1,700,205      1,700,205
Exercise of options               203       30,504                      30,707
Stock dividend                  3,155      805,481     (808,636)            -
                             --------   ----------  -----------   ------------
Balance at April 30, 1997      55,749    4,649,414   11,111,811     15,816,974
Net income                                            2,337,680      2,337,680
Exercise of options               846      146,689                     147,535
Stock dividend                  4,650    1,942,699   (1,948,866)        (1,517)
Issuance of warrants on 7.81%
 convertible subordinate debentures        100,000                     100,000
Conversions of 8.5% convertible
 subordinate debentures         1,781      498,219                     500,000
                             --------   ----------  -----------   ------------

Balance at April 30, 1998    $ 63,026  $ 7,337,021 $ 11,500,625  $  18,900,672
                             --------  ----------   -----------   ------------

    On April 23, 1998, the Company declared an 8% stock dividend which was paid to shareholders of record on April 10, 1998. The dividend was charged to retained earnings in the amount of $1,947,349, which was based on the closing price of $4.19 per share on the date of record. Average shares outstanding and all per share amounts included in the accompanying financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

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

13. Stock Option Plans

    The Company has stock option plans for officers and other key employees. Provisions of the plans are similar. Options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. At April 30, 1998, a total of 173,560 options were available for future grant under the existing plans. A summary of changes in outstanding stock options is as follows:

                                                               Weighted
                                               Shares          average
                                               under           exercise
                                               option          price

Outstanding at April 30, 1995                  483,950           $1.63
Granted                                        114,480           $2.94
Exercised                                      (33,428)          $1.38
Canceled                                       (5,712)           $1.77
                                               -------
Outstanding at April 30, 1996                  559,290           $1.92
Granted                                        187,091           $2.35
Exercised                                      (23,239)          $1.33
Canceled                                       (4,006)           $1.60
                                               -------
Outstanding at April 30, 1997                  719,136           $2.05
Granted                                        313,740           $2.86
Exercised                                      (91,334)          $1.62
                                               -------
Outstanding at April 30, 1998                  941,542           $2.36
                                               -------

Exercisable at April 30, 1998                  820,582           $2.21
                                               -------

    During 1997, the Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with SFAS 123, the Company has elected not to recognize compensation cost related to stock options with exercise prices equal to the market price at the date of issuance. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced by $350,900 and $319,300, or $.06 and $.06 per share, for the years ended April 30, 1998 and 1997, respectively. The weighted average fair value of options granted during 1998 and 1997 were $2.04 and $1.84, respectively, determined by the Black-Scholes option valuation model. The following assumptions were used in the model: expected volatility of 63.3 per cent, expected dividend yield of
    - 0 - per cent, and risk-free interest rate of 6.3 per cent. The expected lives of the options are 8 years. Forfeitures are recognized as they occur.

                        Options outstanding

                                          Weighted
                                           average         Weighted
                                          remaining        average
    Range of              Number         contractual       exercise
    exercise           outstanding           life            price

 $1.31 - $2.02           335,533             5.2             $1.70
 $2.18 - $3.35           606,009             8.7             $2.73

                        Options exercisable

                                          Weighted
                                           average         Weighted
                                          remaining        average
    Range of              Number         contractual       exercise
    exercise           outstanding           life           price

 $1.31 - $2.02           335,533             5.2            $1.70
 $2.18 - $2.94           485,049             8.4            $2.57


14.    Related Party Transactions

    The Company has renewed its long-term contract with a petroleum distributor owned by a shareholder director for the supply of diesel fuel to certain motor plazas. The original contract expired on December 31, 1995. However, the Company continued to operate under a verbal agreement with similar terms throughout 1996. During 1997, a new ten-year contract was negotiated retroactive to January 1, 1996. Purchases under the contract and other open market purchases from this company were $29,937,400 in fiscal 1998, $32,440,000 in fiscal 1997 and $23,710,000 in fiscal 1996. At April 30, 1998 and 1997, $236,755 and $1,179,900, respectively, were owed to this supplier under contract terms calling for payment within fifteen days. During the fourth quarter, this distributor signed a definitive agreement to be purchased by an unrelated third party.

    The Maybrook, New York motor plaza is leased from a realty company owned by two individuals, one of whom is a shareholder director of the Company. The lease covers a period through March 2004 at which time the Company has the option to purchase the facility for $3,500,000. Annual rentals under the lease are $450,000.

    The Company pays a shareholder director, fees and bonuses for consulting, management and other services rendered to the Company. These fees and bonuses amounted to approximately $213,600, $203,600 and $203,400 for the years 1998, 1997, and 1996, respectively.

15.  Quarterly Data (Unaudited)

    A capsule summary of the Company's audited quarterly net sales, gross profit, net income and earnings per share for the years ended April 30, 1998 and 1997 is presented below:


                  First        Second        Third        Fourth        Year
1998
Net sales    $ 56,397,785  $ 54,732,274  $ 50,637,375  $49,741,427  $211,508,861
Gross profit   13,360,963    12,485,980    11,518,613   11,368,736    48,734,292
Net income        901,241       732,770       336,081      367,588(1)  2,337,680
Net income per share:
   Basic             0.15          0.13          0.05         0.06          0.39
   Diluted           0.12          0.10          0.04         0.05          0.31
Share price:
   High             3 1/4         4 1/2        4 7/32        4 1/4        4 7/32
   Low              2 3/8         3 1/8         3 1/4      3 23/64         2 3/8

1997
Net sales    $ 46,488,936  $ 52,698,998  $ 52,152,573  $55,763,298  $207,103,805
Gross profit   11,648,378    12,071,153    10,931,519   11,785,763    46,436,813
Net income        690,401       536,748        49,098      423,958     1,700,205
Net income per share:
   Basic             0.11          0.09          0.01         0.07          0.28
   Diluted           0.09          0.07          0.01         0.06          0.23
Share price:
   High             3 5/8         3 1/2         3 1/3       3 1/16         3 5/8
   Low              2            2 9/16         2 1/8        2 1/4         2




    (1)During fiscal 1998, the Company discontinued its "T-Bucks" coupon program, and accordingly, related accruals of $196,000 (after tax impact of $115,600) were reversed into income during the fourth quarter.

    The Company's common stock is traded on the NASDAQ National Market System under the symbol TPOA. There were approximately 1,900 shareholders of record at April 30, 1998.

  Item 9.   Disagreements on Accounting and Financial Disclosure


                                    PART III

  Item 10.  Directors and Executive Officers of Registrant

      The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 27, 1998, under "Election of Directors".

Item 11.    Executive Compensation

      The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 27, 1998, under "Compensation of the Directors and Executive Officers".

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 27, 1998, under "Principal Holders of Voting Securities" and "Election of Directors".

Item 13.    Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the Company's proxy statement, to be issued in connection with the Annual Meeting of Shareholders of the Company to be held October 27, 1998, under "Certain Relationships and Related Transactions" or "Compensation of Directors and Executive Officers" and "Election of Officers".

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules on Form 10-K

Item 14(a)(1), 14(a)(2) and 14(d):

      The following financial statement and financial statement schedules are filed as a part of Item 8 of this Report:

      Report of Independent Accountants

      Balance Sheets for the years ended April 30, 1998 and 1997

      Statements of Income for the years ended April 30, 1998, 1997 and 1996

      Statements of Cash Flows for the years ended April 30, 1998, 1997 and 1996

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

Item 14(a)(3) and 14(c):

      See Index to Exhibits

                                INDEX TO EXHIBITS

(3)   Articles of Incorporation and By-laws

      Exhibit 3-a and exhibit 3-b to the Company's Registration Statement on Form S- 18, File No. 0-14998 are incorporated herein by reference with respect to the Restated Certificate of Incorporation and By-laws of the Company.

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

      Exhibit 4-a, Form of Common Stock Certificate, to the Company's Registration Statement on Form S- 1 8, File No. 0-14998 is incorporated herein by reference with respect to instruments defining the rights of security holders.

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

            None

(10)  Material contracts

      10.1 The following material contracts are incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 33-7870-NY:

            10-a  Employee Incentive Stock Option Plan

            10-b Lease dated as of March l,1980, between the Company and Livingston County Industrial Development Agency for the Dansville, New York facility.

            10-c Sublease dated as of March 30, 1984, between the Company and Maybrook Realty for the Maybrook, New York facility.

            10-d Sublease dated March l4,1984, between the Company and Ryder Truckstops, Inc. ("Ryder") for part of the Mahwah, New Jersey facility.

            10-e Sublease dated March 14, 1984, between the Company and Ryder for part of the Mahwah, New Jersey facility.

            10-f Lease dated February 1, 1973, between Truckstop Corporation of America, Inc. ("TCA") and E.Elwood Moore and Francis Moore, together with Assignments to the Company, dated March 14, 1984 for part of the Mahwah, New Jersey facility.

            10-u Unbranded Distillate Sales Agreement dated January 2, 1986, between the Company and W.W. Griffith Oil Co., Inc.

            I 0-v Purchase and Sales Contract for the Belmont, New York facility dated February 7, 1986, between the Company and W.W. Griffith Oil Co., Inc.

      10.2 Lease, dated December 1, 1988, amended January 10, 1989, between the Company and Christ T. Panos is incorporated herein by reference to Exhibit 2 (b) and (c) to the Company's Current Report on Form 8-K dated January 20, 1989, as amended by Form 8-K dated March 21, 1989.

      10.3 Real estate mortgage dated January 5, 1989, executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. is incorporated herein by reference to Exhibits 2(n), 2(p) and 2(q) to the Company's Amended Current Report on Form 8-K dated March 21, 1989.

      10.4 Mortgage Agreement dated December 1989 executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. relating to the construction of the Greencastle, Pennsylvania facility is incorporated herein by reference to Exhibit 10 (e) of the Company's report on Form I O-K dated August 10, 1990.

      10.5 Credit Agreement dated June 1988 executed and delivered by the Company as security for the Mortgage payable to Fleet Bank N.A. is incorporated herein by reference to Exhibit 10(f) of the Company's report on Form 10-K dated August 10, 1990.

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

      10.10 Lease dated May 3l, 1991 and amended June l7, 1992, between the Company and Townline Associates is incorporated herein by reference to
      Exhibit 10.10, page 50 of the Company's report on Form I O-K dated July 27, 1994.

      10.11 Lease dated November 20, 1987, amended April 21, 1993, and April 29, 1994, between the Company and Siegel Limited Partnership is incorporated herein by reference to Exhibit 10.11, page 91 of the Company's report on Form 10-K dated July 27, 1994.

      10.12 Term Loan Note dated June 3O, l994, executed and delivered by the Company as security for the Mortgage payable to Fleet Bank of New York is incorporated herein by reference to Exhibit 10. 12, page 120 of the Company's report on Form 10-K dated July 27, 1993.

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

      10.15 Restated and Amended Credit Agreement, Revolving Line Note and Term Loan Note, all dated December 21, 1995, executed and delivered by the Company to Fleet Bank of New York is incorporated herein by reference to
      Exhibit 10. 14, page 16 of the Company's report on Form 10-Q dated March 8, 1996.

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

      10.18 Restated and Amended Credit Agreement, Revolving Line Note and Term Loan Note, all dated January 31, 1997, executed and delivered by the Company to Fleet Bank of New York is incorporated herein by reference to
      Exhibit 10.18, page 17 of the Company's report on Form 10-Q dated March I 1, 1997.

      10.19 Distillate Sales Agreement dated January 1, 1996, between the Company and Griffith Oil Co., Inc. is incorporated herein by reference to
      Exhibit 10.19, page 46 of the Company's report on Form 10-K dated July 28, 1997.

      10.20 Restated and Amended Credit Agreement dated October 27, 1997, executed and delivered to Fleet Bank is incorporated by reference to
      Exhibit 10.20, page 17 of the Company's report on Form 10-Q dated December 12, 1997.

      10.21 Consulting Agreement with E. Philip Saunders is incorporated by reference to Exhibit 10.21, page 18 of the Company's report on Form 10-Q dated March 13, 1998.

(11)  Statement re computation of per share earnings

            Computation of Per Share Earnings is set forth in Exhibit (11) on page xx of this report.

(12)  Statement re computation of ratios

            Not applicable

(13)  Annual report to security holders

            Not applicable

(16)  Letter re change in certifying accountant

            Not applicable

(18)  Letter re change in accounting principles

            Not applicable

(19)  Previously unfiled documents

            None

(21)  Subsidiaries of Registrant

            Exhibit (21) on page xx of this report.

(22) Published report regarding matters submitted to vote of security holders

            None

(23)  Consents of experts and counsel

            Exhibit (23) on page xx of this report.

(24)  Power of Attorney

            Not applicable

(27)  Financial Data Schedule

            Exhibit (27) on page xx of this report.

(28) Information from reports furnished to state insurance regulatory agencies

            None

(99)  Additional exhibits

            None



                                   Exhibit 11
                     Computation of Basic Per Share Earnings

      Net income per share was computed by dividing net income by the weighted average number of common shares outstanding.

Shares outstanding at the end of May through July 1997             6,047,778
Shares outstanding at the end of August 1997                       6,053,318
Shares outstanding at the end of September 1997                    6,059,088
Shares outstanding at the end of October and November 1997         6,077,608
Shares outstanding at the end of December 1997                     6,089,668
Shares outstanding at the end of January 1998                      6,271,237
Shares outstanding at the end of February 1998                     6,276,496
Shares outstanding at the end of March 1998                        6,281,796
Shares outstanding at the end of April 1998                        6,302,596

Average shares outstanding for year ended April 30, 1998           6,136,062
                                                                  ==========

Net income for year ended April 30, 1998                          $2,337,680
                                                                  ==========

Net income per basic share for year ended April 30, 1998                $.38
                                                                        ====



                    Computation of Diluted Per Share Earnings

      Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

                  Total Options
                  and Warrants      Average           Average
Quarter Ended     Below Market   Exercise Price     Market Price   Shares
-------------     ------------   --------------     ------------   ------
7/31/97             786,150         $2.05              $2.83       216,727
10/31/97          1,097,558         $2.41              $3.90       419,114
1/31/98           1,060,169         $2.44              $3.73       366,818
4/30/98           1,047,009         $2.44              $3.74       362,626

Average common stock equivalents                                   341,323
Average number of shares outstanding                             6,136,062
8.5% convertible debenture                                       1,583,969
7.81% convertible debenture                                        502,512
                                                                 ---------
                                                                 8,563,866
                                                                 =========

Net Income for year ended 4/30/98                               $2,337,680
Interest on convertible debentures, after tax                      237,150
                                                                ----------
                                                                $2,607,456
                                                                ==========

Net income per diluted share                                          $.30
                                                                      ====


                                   Exhibit 21

              Subsidiaries of the Registrant for the year ended April 30, 1998

      The Company has no parent. During the year the Company organized two wholly owned subsidiaries whose results have been consolidated into the Company's financial statements and all inter-company transactions are eliminated for the year ended April 30, 1998.




                                   Exhibit 23

                       Consent of Independent Accountants

      We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 0-14998) of Travel Ports of America, Inc. of our report dated June 19, 1998, appearing on page xx of this Form 10-K.


PRICEWATERHOUSECOOPERS LLP

Rochester, New York
July 30, 1998



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Travel Ports of America, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRAVEL PORTS OF AMERICA, INC.

                                      By: /s/ John M. Holahan
  July 30, 1998                           John M. Holahan, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature                   Title                               Date
/s/ E. Philip Saunders      Chairman of the Board and
E. Philip Saunders          Chief Executive Officer          July 30, 1998

/s/ John M. Holahan         President and Chief              July 30, 1998
-------------------
John M. Holahan             Operating Officer

/s/ William Burslem III     Vice President, Treasurer, Secretary
William Burslem III         and Chief Financial Officer      July 30, 1998

/s/ William A. DeNight      Director                         July 30, 1998
----------------------
William A. DeNight

/s/ W. Patrick Marchbanks   Director                         July 30, 1998
-------------------------
W. Patrick Marchbanks

/s/ Dante Gullace           Director                         July 30, 1998
      Dante Gullace

/s/ John H. Cline           Director                         July 30, 1998
-----------------
John H. Cline




                  RESTATED AND AMENDED CREDIT AGREEMENT


                  THIS RESTATED AND AMENDED CREDIT AGREEMENT is dated as of July 24, 1998 by and between FLEET NATIONAL BANK, a national banking association and successor by merger to Norstar Bank, N.A., Fleet Bank of New York, and Fleet Bank, with offices at One East Avenue, Rochester, New York 14638 (called the "Bank") and TRAVEL PORTS OF AMERICA, INC., formerly known as Roadway Motor
Plazas, Inc., a New York corporation with offices now at 3495 Winton Place, Building C, Rochester, New York 14623 (the "Borrower").

                  WHEREAS, the Bank and the Borrower entered into a Credit Agreement dated June, 1988, which Credit Agreement was amended and restated in a Restated and Amended Credit Agreement dated January 28, 1991, which Restated and Amended Credit Agreement was also been further amended, and which Credit Agreement was further amended and restated in a Restated and Amended Credit Agreement dated June 30, 1994, which Credit Agreement was further amended and restated in a Restated and Amended Credit Agreement dated September 29, 1994, and which Credit Agreement was further amended by Credit Agreement Amendment Number 1 dated September 7, 1995, and which Credit Agreement was further amended by Restated and Amended Credit Agreement dated December 21, 1995, which Credit Agreement was further amended by Restated and Amended Credit Agreement Amendment Number 1 dated as of January 31, 1997, and which Credit Agreement was further amended by Restated and Amended Credit Agreement effective November 1, 1997 (collectively, the "1988 Agreement"), and
                  WHEREAS, the parties desire to further amend the 1988 Agreement, and deem it in their respective best interest to restate and amend the 1988 Agreement in its entirety for ease of reference,

                  NOW THEREFORE, the Bank and the Borrower agree to amend and restate the 1988 Agreement in its entirety as follows, and further agree that
(a) except as expressly changed herein this Agreement shall cover the same rights and obligations as are covered by the 1988 Agreement, (b) all references in mortgages, security agreements, notes, and other documents, instruments, and agreements related to this Agreement or to the 1988 Agreement which refer to the 1988 Agreement shall be deemed to refer to this Restated and Amended Credit Agreement as the same may be modified, extended, or replaced from time to time.

ARTICLE I - LOANS

                  A. Term Loans. The Bank previously consolidated existing loans to the Borrower in an aggregate amount of, and the Borrower borrowed an aggregate amount of, $10,500,000 (the "Term Loan"). The Term Loan is evidenced by an amended, consolidated, and restated Term Loan Note in the new principal amount of $10,500,000, the form of which is attached hereto as Exhibit A (the "Term Loan Note").

                  The amount outstanding on the date of closing under the Term Loan referenced in the 1988 Agreement remains outstanding as a part of the Term Loan hereunder and the terms thereof shall be modified to the terms of the Term Loan hereunder. The remaining principal portion of the Term Loan was available to the Borrower first to repay $1,500,000 in existing Bank line of credit obligations on the date of closing. The remaining proceeds shall be advanced into an escrow account to be held by the Bank for the benefit of the Borrower.

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

                  The Revolving Line shall terminate on September 28, 1999 (or the date of an Event of Default if earlier) unless extended in writing in the sole discretion of and on such terms as are acceptable to the Bank, and no further advances shall be made thereafter.

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

The interest rate and payment terms related to the obligations described in 2, 3, 4, 5, and 6 above were amended as provided in Exhibits H, I, J, K, and L, respectively, attached to and made part of this Agreement. The remaining terms of the Mortgage Loans shall remain in full force and effect, but such loans also shall be covered by the terms of this Agreement.

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

                  H. Capital Expenditure Line. The Bank hereby establishes a line of credit for the purpose of funding capital expenditures and construction costs not funded by other sources (the "Capital Line") in the maximum principal amount of Four Million Five Hundred Thousand Dollars ($4,500,000).

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

                  The Capital Line shall terminate on September 28, 1999 (or if earlier, the date of an Event of Default or the date of termination of the Revolving Line unless such Revolving Line has been extended), and no further advances shall be made thereafter.

                  The Borrower may borrow, repay, and reborrow under the Capital Line so long as no Event of Default hereunder has occurred and the aggregate principal amount outstanding at any one time does not exceed the lesser of (i) $4,500,000 or (ii) eighty percent (80%) of the cost of the capital expenditures of the Borrower funded under the Capital Line. Any advance made other than on the first day of a month shall bear interest based upon the Prime Rate as described above; provided, however, that the Borrower may elect a rate based upon the LIBOR Rate for such advance on the first day of the next succeeding month in the manner described above and subject to the restriction of six LIBOR Rate elections in any one year.

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

                  In addition, on the first day of each November 1, February 1, May 1, and August 1 respectively a principal payment equal to 1/14th of the original principal amount of the Capital Loan Note shall be due. All remaining principal and interest shall be due and payable in full on March 27, 2003.

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

ARTICLE II

                  For purposes of this Agreement, the following terms shall have the following definitions:

                  "Applicable LIBOR Margin" shall mean the following amounts related to the following obligations determined according to the ratio of Funded Debt to EBITDA shown on the most recent quarterly or annual financial statement submitted by the Borrower to the Bank:

                              Funded Debt/EBITDA           Funded
Debt/EBITDA
              Obligation      greater than or equal 3.0    less than 3.0
              ----------      -------------------------    -------------
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

                  "Applicable Prime Margin" shall mean the following amounts related to the following obligations determined according to the ratio of Funded Debt to EBITDA shown on the most recent quarterly or annual financial statement submitted by the Borrower to the Bank:

                                            Funded Debt/EBITDA         Funded
Debt/EBITDA
             Obligation       greater than or equal 3.0      less than 3.0
             ----------       -------------------------      --------------
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

                  "Business Day" shall mean, in respect of any date that is specified in this Agreement to be subject to adjustment in accordance with the Modified Following Business Day Convention, a New York Banking Day or London Banking Day respectively.

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

                  "Loan   Documents"  means  all  notes,   mortgages,   security
         agreements, and other instruments, documents, and agreements of any kind related to this Agreement and the Obligations.

                  "London Banking Day" shall mean any date on which commercial banks are generally open for business and upon which commercial banks settle payments in London.

                  "Modified Following Business Day Convention" shall mean the convention for adjusting any relevant date if it would otherwise fall on a day that is not a Business Day. Terms, when used in conjunction with the term, "Modified Following Business Day Convention", and a date, shall mean that an adjustment will be made if that date would otherwise fall on a day that is not a Business Day so that the date will be the first following day that is a Business Day.

                  "New York Banking Day" shall mean any date on which commercial banks are generally open for business and upon which commercial banks settle payments in New York.

                  "Obligations" shall mean all indebtedness or obligations of any kind or nature of the Borrower to the Bank including without limitation the obligations of Borrower under the Revolving Line, the Capital Line, the Capital Loan, the Term Loan, the Mortgage Loans, the 1994 Loan, and the Erie Loan.

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

                  C. Origination Fees. The Borrower paid origination fees in connection with (i) the consolidated Term Loan and (ii) the Bank's purchase of the LaBar loans which were repaid with the proceeds of the 1992 Loan.

                  The Borrower paid an origination fee of $25,000 in connection with the making of the 1994 Loan.

                  The Borrower paid an origination fee of Thirty Thousand Dollars ($30,000) in connection with the making of the Term Loan.

                  The Borrower paid an origination fee equal to one-half percent (.5%) of the original principal amount of the Erie Loan Note on the date of closing of the Erie Loan.

                  The Borrower paid a facility fee to the Bank of $8750 in connection with the Capital Line.

                  The Borrower will pay a Capital Line facility fee of $11,250 on the date of this Agreement.

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

                  Upon the occurrence of an Event of Default, Borrower's right to select pricing options shall cease and the rate of interest on each of the Obligations shall be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance, such increased rate to remain in effect through and including payment in full of all of the obligations covered by this Agreement and cancellation of further commitments to lend under this Agreement, or written waiver of such Event of Default by the Bank.

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

                  C. Additional Security/Setoff. The Borrower hereby grants to the Bank a lien, security interest, and right of set off as security for the Obligations upon and against all deposits, credits, collateral and property, now or hereafter in the possession, custody, safekeeping or control of Bank or any entity under the control of Fleet Financial Group, Inc., or in transit to any of them. After an Event of Default, without demand or notice the Bank may set off the same or any part thereof and apply the same to any liability or obligation of Borrower even though unmatured and regardless of the adequacy of any other collateral securing the Obligations. Any and all rights to require Bank to exercise its rights or remedies with respect to any other collateral which secures the Obligations, prior to exercising its right of set off with respect to such deposits, credits, or other property of the Borrower are hereby knowingly, voluntarily, and irrevocably waived.

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

                  E. Business Days. All Loan Documents shall be governed by the Modified Following Business Day Convention, but any extension of time shall, in each such case, be included in the computation of any interest or fees.

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

                  J. Assignment/Participation. All the terms and provisions of this Agreement shall inure to the benefit of and be binding upon and be enforceable by the parties and their respective successors and assigns and shall inure to the benefit of and be enforceable by any holder of notes executed hereunder.

                  Bank may at any time pledge all or any portion of its rights under the Loan Documents, including any portion of any note evidencing the Obligations, to any of the twelve (12) Federal Reserve Banks.

                  The Bank shall have the unrestricted right at any time or from time to time, and without Borrower's consent, to assign all or any portion of its rights and obligations hereunder to one or more banks or other financial institutions (each an "Assignee"), and Borrower agrees that it shall execute, or cause to be executed, such documents, including without limitation, amendments to this Agreement and to any other Loan Documents, as the Bank shall deem necessary to effect the foregoing. In addition, at the request of the Bank and any such Assignee, Borrower shall issue one or more new promissory notes, as applicable, to any such Assignee and, if Bank has retained any of its rights and obligations hereunder following such assignment, to Bank, which new promissory notes shall be issued in replacement of, but not in discharge of, the liability evidenced by the promissory note held by Bank prior to such assignment and shall reflect the amount of the respective commitments and loans held by such Assignee and Bank after giving effect to such assignment. Upon the execution and delivery of appropriate assignment documentation, amendments, and any other documentation required by Bank in connection with such assignment, and the payment by Assignee of the purchase price agreed to by Bank and such Assignee, such Assignee shall be a party to this Agreement and shall have all of the rights and obligations of the Bank hereunder (and under any and all other Loan Documents) to the extent that such rights and obligations have been assigned by the Bank pursuant to the assignment documentation between the Bank and such Assignee, and Bank shall be released from its obligations hereunder and thereunder to a corresponding extent.

                  The Bank shall have the unrestricted right at any time and from time to time, and without the consent of or notice to Borrower, to grant to one or more banks or other financial institutions (each a "Participant") participating interests in Bank's obligation to lend hereunder and/or any or all of the Obligations. In the event of any such grant by Bank of a participating interest to Participant, whether or not upon notice to Borrower, Bank shall remain responsible for the performance of its obligations hereunder and Borrower shall continue to deal solely and directly with Bank in connection with Bank's rights and obligations hereunder.

                  The Bank may furnish any information concerning Borrower in its possession from time to time to prospective Assignees and Participants, provided that the Bank shall require any such prospective Assignee or Participant to agree in writing to maintain the confidentiality of such information.

                  K. Loss or Mutilation. Upon receipt of an affidavit of an officer of Bank as to the loss, theft, destruction, or mutilation of any note evidencing any Obligation or any other Loan Document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such note or other Loan Document, Borrower will issue, in lieu thereof, a replacement note or other Loan Document in the same principal amount thereof and otherwise of like tenor.

                  L. Usury. All agreements between Borrower and Bank are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration or maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Bank for the use or the forbearance of the indebtedness evidenced hereby exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof, provided, however that in the event there is a change in the law which results in a higher permissible rate of interest, then the Loan Documents shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of Borrower and Bank in the execution, delivery and acceptance of this Agreement to contract in strict compliance with the laws of the State of New York from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the Loan Documents at the time performance of such provision shall be due, shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever Bank should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. This provision shall control every other provision of all agreements between Borrower and Bank.

                  M. Jurisdiction/TRIAL BY JURY. Borrower consents to jurisdiction and service of process in the courts of the State of New York and in the courts of the United States having jurisdiction hereof. BORROWER AND BANK MUTUALLY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY CLAIM BASED HEREON, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER LOAN DOCUMENTS OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. THIS WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR BANK TO ACCEPT THIS AGREEMENT AND MAKE THE LOANS CONTEMPLATED HEREUNDER.

         N. Measurement of Financial Information. All financial covenant compliance and related Applicable Prime Rate Margin and Applicable LIBOR Margin computations shall be measured based upon quarterly and annual financial statements as filed by the Borrower with the Securities and Exchange Commission.

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

                                            FLEET NATIONAL BANK
                                            By:      _________________________
                                            Title:   _________________________

                                            TRAVEL PORTS OF AMERICA, INC.
                                            By:      _________________________
                                            Title:   _________________________

                                    EXHIBIT F

                          REPLACEMENT CAPITAL LINE NOTE

$4,500,000                                                        July 24, 1998

                  THIS CAPITAL LINE NOTE RESTATES, AMENDS, AND REPLACES IN ITS ENTIRETY THE CAPITAL LINE NOTE DATED AS OF JANUARY 31, 1997 IN THE MAXIMUM PRINCIPAL AMOUNT OF $3,500,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK, AS REPLACED BY THE CAPITAL LINE NOTE DATED AS OF NOVEMBER 1, 1997 IN THE MAXIMUM PRINCIPAL AMOUNT OF $3,500,000 GIVEN BY THE BORROWER IN FAVOR OF THE BANK.

                  Capitalized terms not otherwise defined herein shall have the meanings given to them in the Restated and Amended Credit Agreement between the Borrower and the Bank dated as of July 24, 1998, as the same has been and may be modified, extended, or replaced from time to time (the "Credit Agreement").

                  FOR VALUE RECEIVED, TRAVEL PORTS OF AMERICA, INC. ("Borrower") hereby promises to pay to the order of FLEET NATIONAL BANK ("Bank"), the principal sum of Four Million Five Hundred Thousand Dollars ($4,500,000) or if less, the aggregate unpaid principal amount of all advances made by Bank of Borrower. The Bank shall maintain a record of amounts of principal and interest payable by Borrower from time to time, and the records of the Bank maintained in the ordinary course of business shall be prima facie evidence of the existence and amounts of Borrower's obligations recorded therein. In the event of transfer of this Capital Line Note, or if the Bank shall otherwise deem it appropriate, the Borrower hereby authorizes the Bank to endorse on this Capital Line Note the amount of advances and payments to reflect the principal balance outstanding from time to time. The Bank may send written confirmation of advances to Borrower but any failure to do so shall not relieve the Borrower of the obligation to repay any advance.

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

                  Borrower on demand shall pay all expenses of Bank, including without limitation reasonable attorneys' fees, in connection with enforcement and collection of this Capital Line Note.
                  This Capital Line Note shall be governed by the laws of the State of New York. Whenever used, the singular number shall include the plural, the plural the singular, and the words "Bank" and "Borrower" shall include their respective successors and assigns.
                                                 TRAVEL PORTS OF AMERICA, INC.
                                                 By:__________________________
                                                 Title:_______________________