Form 10-Q
period 1998-07-31
TRAVEL PORTS OF AMERICA INC
filed 1998-09-14
CIK 798935

15

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1998




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
                                                               [ X ] Yes [ ] No





      Class                 Outstanding at July 31, 1998
Common Stock, Par Value
 $.01 Per Share                     6,535,767

                       TRAVEL PORTS OF AMERICA, INC.

                                    INDEX

                                                                  Page
PART I      Financial Information

      Consolidated Balance Sheets, July 31, 1998 (unaudited)
            and April 30,1998..............................................    3

      Consolidated Statements of Income (unaudited), quarter
            ended July 31, 1998 and 1997...................................    4

      Consolidated Statements of Cash Flows (unaudited), quarter
            ended July 31, 1998 and 1997...................................    5

      Notes to Consolidated Financial Information..........................    6

      Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................    8


PART II     Other Information

      Index to Exhibits and Legal Proceedings..............................    9


      Signatures...........................................................   14



                       TRAVEL PORTS OF AMERICA, INC.
                        CONSOLIDATED BALANCE SHEETS


                                              (UNAUDITED)
                                                7/31/98            4/30/98
                   ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                        $3,989,443          $4,082,203
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $171,000 AT
    JULY 1998 AND $158,000 AT APRIL 1998       4,594,450           4,167,966
  NOTES RECEIVABLE                                31,219              30,346
  INVENTORIES                                  6,087,453           5,726,512
  PREPAID AND OTHER CURRENT ASSETS               877,269             884,864
  INCOME TAXES RECEIVABLE                                            214,676
  DEFERRED TAXES - CURRENT                       532,000             532,000
                                              -----------         ----------
      TOTAL CURRENT ASSETS                    16,111,834          15,638,567
NOTES RECEIVABLE, DUE AFTER ONE YEAR             567,795             575,548
PROPERTY, PLANT AND EQUIPMENT, NET            44,360,622          44,597,242
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                  1,824,069           1,840,116
OTHER ASSETS, NET                              2,058,001           2,161,255
                                              ----------          ----------
                                             $64,922,321         $64,812,728
                                              ===========         ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT           $3,382,214          $3,336,265
  ACCOUNTS PAYABLE                             6,656,582           6,669,874
  ACCOUNTS PAYABLE - AFFILIATE                   706,726             236,263
  INCOME TAXES PAYABLE                           305,361
  ACCRUED COMPENSATION                         1,109,403           1,900,184
  ACCRUED SALES AND FUEL TAX                   1,835,201           1,806,814
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                          977,651             938,720
                                              -----------         ----------
      TOTAL CURRENT LIABILITIES               14,973,138          14,888,120
LONG TERM DEBT                                21,419,863          22,322,369
CONVERTIBLE SUBORDINATED DEBENTURES            5,456,667           6,054,167
DEFERRED INCOME TAXES                          2,647,400           2,647,400
                                              -----------         ----------
              TOTAL LIABILITIES               44,497,068          45,912,056
                                              -----------         ----------
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE AUTHORIZED
    - 10,000,000 SHARES, ISSUED AND OUTSTANDING
    AT JULY 31, 1998 - 6,535,767 AND
    APRIL 30, 1998 - 6,302,596                    65,358              63,026
  ADDITIONAL PAID-IN CAPITAL                   7,945,968           7,337,021
  RETAINED EARNINGS                           12,413,927          11,500,625
                                              -----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                20,425,253          18,900,672
                                              ----------          ----------
                                             $64,922,321         $64,812,728
                                              ===========         ==========


                  TRAVEL PORTS OF AMERICA, INC.
                CONSOLIDATED STATEMENT OF INCOMES
                           (UNAUDITED)


                                              QUARTER ENDED
                                                  JULY
                                         1998             1997

NET SALES AND OPERATING REVENUE       $52,910,737      $56,397,785

COST OF GOODS SOLD                     39,548,611       43,036,822
                                      ------------    -------------

GROSS PROFIT                           13,362,126       13,360,963
                                      ------------    -------------

OPERATING EXPENSE                       9,864,486        9,762,266

GENERAL AND ADMINISTRATIVE EXPENSE      1,306,541        1,309,305

INTEREST EXPENSE                          745,618          809,722

OTHER INCOME, NET                         (43,621)         (58,271)
                                      ------------    -------------
                                       11,873,024       11,823,022
                                      ------------    -------------

INCOME BEFORE TAXES                     1,489,102        1,537,941

PROVISION FOR TAXES ON INCOME             575,800          636,700

                                      ============    =============
NET INCOME                               $913,302         $901,241
                                      ============    =============


PER SHARE DATA:

NET INCOME PER SHARE - BASIC                $0.14            $0.15
                                      ============    =============

NET INCOME PER SHARE - DILUTED              $0.11            $0.12
                                      ============    =============

SHARES OUTSTANDING - BASIC              6,531,069        6,047,737
                                      ============    =============

SHARES OUTSTANDING - DILUTED            8,626,136        8,039,023
                                      ============    =============


                           TRAVEL PORTS OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                          THREE MONTHS ENDED JULY 31
                                                          1998               1997
OPERATING ACTIVITIES:

  NET INCOME                                             $913,302           $901,241
  DEPRECIATION AND AMORTIZATION                           940,537            861,055
CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                                  (426,484)          (411,091)
    INVENTORIES                                          (360,941)             8,515
    PREPAID AND OTHER CURRENT ASSETS                        7,595             51,804
    ACCOUNTS PAYABLE                                      457,171          1,783,364
    ACCRUED COMPENSATION                                 (790,781)          (643,973)
    ACCRUED SALES AND FUEL TAX                             28,387            125,521
    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES         41,430           (155,950)
  INCOME TAXES PAYABLE/RECEIVABLE                         520,037            925,283
  OTHER NON-CURRENT ASSETS                                 68,494             47,578
                                                       -----------        -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           1,398,747          3,493,347
                                                       -----------        -----------

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT           (653,109)        (1,704,649)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                                         0             12,937
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE                 6,880              4,963
                                                       -----------        -----------
    NET CASH USED IN INVESTING ACTIVITIES                (646,229)        (1,686,749)
                                                       -----------        -----------

FINANCING ACTIVITIES:
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                   (856,557)          (991,535)
  PROCEEDS FROM LONG-TERM BORROWING
  PRINCIPAL PAYMENT ON DEBENTURES                         (11,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS/WARRANTS         22,279             11,352
    NET CASH (USED IN) PROVIDED BY
                                                       -----------        -----------
      FINANCING ACTIVITIES                               (845,278)          (980,183)
                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (92,760)           826,415
CASH AND EQUIVALENTS - BEGINNING OF PERIOD              4,082,203          3,134,871
                                                        ----------         ---------
CASH AND EQUIVALENTS - END OF PERIOD                   $3,989,443         $3,961,286
                                                       ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
  INTEREST PAID                                          $741,997           $941,230
  INCOME TAXES PAID                                       $55,600                 $0


                        TRAVEL PORTS OF AMERICA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                JULY 31, 1998


NOTE 1 BASIS OF PRESENTATION
----------------------------
The unaudited financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1998, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing therein. The consolidated financial information includes the accounts of Travel Ports of America, Inc. and its wholly-owned subsidiaries, Travel Port Franchising, Inc. and Travel Port Systems, Inc., after elimination of all significant intercompany transactions. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1998 and the results of operations for the three months ended July 31, 1998 and 1997. The financial information is based in part on estimates and has not been audited by independent accountants. The annual statements will be audited by PricewaterhouseCoopers LLP.

NOTE 2 INVENTORIES
------------------
Major classifications of inventories are as follows:
                                            July 31, 1998     April 30, 1998
      At first-in, first-out (FIFO) cost:
         Petroleum Products                 $1,190,200        $   837,080
         Store Merchandise                   2,316,215          2,385,387
         Parts for repairs and tires         1,926,870          1,823,610
         Other                                 654,168            680,435
                                            ----------        -----------
                                            $5,754,508        $ 5,726,512
                                            ==========        ===========

NOTE 3 EARNINGS PER SHARE
-------------------------
The company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Historical earnings per share have been restated to conform with the provisions of SFAS 128.


                                                For quarter ended July 31
                                                     1998         1997
BASIC EARNINGS PER SHARE:
  Income applicable to common stock             $   913,302 $   901,241
  Weighted average common stock outstanding       6,531,069   6,047,737
  Basic earnings per common share               $       .14 $       .15


DILUTED EARNINGS PER SHARE:
  Income applicable to common stock             $   913,302 $   901,241
  interest expense on convertible debentures         70,178      59,288
                                                ----------- -----------
                                                $   983,480 $   960,529
                                                =========== ===========

  Weighted average common stock outstanding       6,531,069   6,047,737
  Options and warrants                              233,388     216,727
  Convertible debentures                          1,861,679   1,774,559
                                                  8,626,136   8,039,023

  Diluted earnings per common share             $       .11 $       .12
                                                =========== ===========


NOTE 4 FINANCING AGREEMENTS AND DEBENTURES
------------------------------------------
The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 28, 1999. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of July 31, 1998, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. In addition the Company has $4,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at prime plus or LIBOR plus interest rate based upon funded debt to EBITDA. No advances have been made against the capital line of credit.

During the quarter, the Company called $450,000 of the 8.5% convertible senior subordinated debentures due January 15, 2005. The holders of all but $11,000 of the debentures elected to convert their debentures into common stock of the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------
First Quarter ended July 31, 1998 and 1997
------------------------------------------
Sales from operations were $52,911,000 for the first quarter of fiscal 1999, a decrease of $3,487,000, or 6%, from the first quarter of last year. Non-fuel sales increased 4% over last year. Diesel gallons sold also increased 4% but lower retail selling prices, as a result of lower cost of diesel fuel, decreased sales by $3,850,000.

Gross profit for the first quarter was $13,362,000, even with the prior year. Diesel gross profit declined almost $325,000 from lower margins, as a result of competitive pressures. This was offset by improved non-fuel margins in the restaurants, merchandise stores, shops and motels.

Operating expenses of $9,864,000 for the first quarter were $102,000, 1% more than last year, primarily as a result of increased depreciation expense. General and administrative expenses for the quarter were $1,307,000, a decrease of $3,000 from last year. Interest expense decreased from last year by $64,000 as a result of decreased levels of debt and use of LIBOR rate financing.

Net income for the quarter was $913,000, an increase of $12,000 or 1% over last year for the reasons discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
The Company's cash position decreased by $93,000 to $3,989,000 during the three months ended July 31, 1998. Cash from operations was $1,399,000 for the quarter compared to $3,493,000 in the prior year. Lower cost of diesel fuel reduced accounts payable levels from last year and inventories increased slightly.

Investing activities resulted in a net use of $646,000. Capital expenditures during the first three months of fiscal 1998 were $653,000, $1,052,000 lower than last year. The major renovation projects from last year are mostly completed.

Financing activities for the first three months of fiscal 1999 used $845,000 due to principal payments on long-term debt. During the quarter, the Company called $450,000 of the 8.5% convertible senior subordinated debentures due January 15, 2005. The holders of all but $11,000 of the debentures elected to convert their debentures into common stock of the Company.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 28, 1999. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of July 31, 1998, the Company has utilized $200,000 of its available line of credit as collateral for various letters of credit. In addition the Company has $4,500,000 for a capital line of credit available from its primary lender. The capital line of credit calls for interest only at prime plus 1/4% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at prime plus or LIBOR plus interest rate based upon funded debt to EBITDA. No advances have been made against the capital line of credit.

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



                        TRAVEL PORTS OF AMERICA, INC.
                         PART II -- OTHER INFORMATION
                         ----------------------------


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

                  None

      (20)  Report furnished to security holders

                  Not applicable

      (22) Published report regarding matters submitted to vote of security holders

                  None

      (23)  Consents of experts and counsel

                  Not applicable

      (24)  Power of attorney

                  None


      (27)  Financial Data Schedule

                  Exhibit (27) on page 15 of this report.



      (99)  Additional exhibits

                  None


   (b)  REPORT ON FORM 8-K

                  None

                                 EXHIBIT (11)

                   COMPUTATION OF BASIC EARNINGS PER SHARE
                   ---------------------------------------
                     FOR THE QUARTER ENDED JULY 31, 1998

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding.

Shares outstanding at end of May                      6,521,672
Shares outstanding at end of June                     6,535,767
Shares outstanding at end of July                     6,535,767
                                                      ---------
Average number of shares outstanding                  6,531,069
                                                      =========

Net income per basic share                                 $.14


                  COMPUTATION OF DILUTED EARNINGS PER SHARE
                  -----------------------------------------
                     FOR THE QUARTER ENDED JULY 31, 1998

Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

            Total Options
            and Warrants        Average             Average
Qtr. Ended  Below Market    Exercise Price      Market Price            Shares
----------  ------------    --------------      ------------            ------
7/31/98        816,937          $2.217             $3.104               233,388
Average number of shares outstanding                                  6,531,069
8.5% convertible debenture                                            1,359,167
7.81% convertible debenture                                             502,512
                                                                      ---------
                                                                      8,626,136
                                                                      =========
Net income for quarter ended 7/31/98                                 $  913,302
Interest on convertible debentures                                       70,178
                                                                      ---------
                                                                     $  983,480
                                                                      =========
Net income per diluted share                                               $.11
                                                                           ====

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRAVEL PORTS OF AMERICA, INC.




Date: September 14, 1998            s/ John M. Holahan
                                    ------------------
                                    John M. Holahan, President




Date: September 14, 1998            s/ William Burslem III
                                    ----------------------
                                    William Burslem III
                                    Vice President