Form 10-Q
period 1998-10-31
TRAVEL PORTS OF AMERICA INC
filed 1998-12-15
CIK 798935

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 1998




Commission File Number 0-14998



                        Travel Ports of America, Inc.
                        -----------------------------
      New York                                        16-1128554
      --------                                        ----------
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





      Class                 Outstanding at October 31, 1998
      -----                 -------------------------------
Common Stock, Par Value
 $.01 Per Share                     6,537,267



                        TRAVEL PORTS OF AMERICA, INC.

                                    INDEX

                                                                  Page
PART I      Financial Information

      Consolidated Balance Sheets, October 31, 1998 (unaudited)
            And April 30,
      1998..................................................................3

      Consolidated Statements of Income (unaudited), quarter and six months ended October 31, 1998 and 1997..........................4

      Consolidated Statements of Cash Flows (unaudited), six months ended October 31, 1998 and 1997.................................5

      Notes to Financial Information........................................6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................7


PART II     Other Information

      Index to Exhibits and Legal Proceedings..............................10


Signatures.................................................................15


                       TRAVEL PORTS OF AMERICA, INC.
                        CONSOLIDATED BALANCE SHEETS


                                              (UNAUDITED)
                                                  10/31/98         4/30/98
                   ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                        $2,973,535          $4,082,203
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $203,000 AT
    OCTOBER 1998 AND $158,000 AT APRIL 1998    4,786,583           4,167,966
  NOTES RECEIVABLE                                32,118              30,346
  INVENTORIES                                  6,298,484           5,726,512
  PREPAID AND OTHER CURRENT ASSETS               868,935             884,864
  INCOME TAXES RECEIVABLE                        170,239             214,676
  DEFERRED TAXES - CURRENT                       532,000             532,000
                                             -----------         -----------
      TOTAL CURRENT ASSETS                    15,661,894          15,638,567
NOTES RECEIVABLE, DUE AFTER ONE YEAR             559,807             575,548
PROPERTY, PLANT AND EQUIPMENT, NET            45,036,217          44,597,242
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                  1,808,021           1,840,116
OTHER ASSETS, NET                              1,981,348           2,161,255
                                             -----------         -----------
                                             $65,047,287         $64,812,728
                                             ===========         ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT           $3,413,068          $3,336,265
  ACCOUNTS PAYABLE                             7,840,932           6,669,874
  ACCOUNTS PAYABLE - AFFILIATE                                       236,263
  INCOME TAXES PAYABLE
  ACCRUED COMPENSATION                         1,578,416           1,900,184
  ACCRUED SALES AND FUEL TAX                   1,762,362           1,806,814
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                        1,177,393             938,720
                                             -----------         -----------
      TOTAL CURRENT LIABILITIES               15,772,171          14,888,120
LONG TERM DEBT                                20,456,077          22,322,369
CONVERTIBLE SUBORDINATED DEBENTURES            5,459,167           6,054,167
DEFERRED INCOME TAXES                          2,647,400           2,647,400
                                             -----------         -----------
              TOTAL LIABILITIES               44,334,815          45,912,056
                                             ===========         ===========
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE AUTHORIZED
    - 10,000,000 SHARES, ISSUED AND OUTSTANDING
    AT OCTOBER 31, 1998 - 6,537,267 AND
    APRIL 30, 1998 - 6,302,596                    65,373              63,026
  ADDITIONAL PAID-IN CAPITAL                   7,966,441           7,337,021
  RETAINED EARNINGS                           12,680,658          11,500,625
                                             -----------         -----------
    TOTAL SHAREHOLDERS' EQUITY                20,712,472          18,900,672
                                             -----------         -----------
                                             $65,047,287         $64,812,728
                                             ===========         ===========

                         TRAVEL PORTS OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF INCOMES
                                   (UNAUDITED)


                                                   QUARTER ENDED                     SIX MONTHS ENDED
                                                      OCTOBER                       OCTOBER          FIRST QUARTER
                                         1998           1997          1998            1997        1998        1997

NET SALES AND OPERATING REVENUE        $52,303,315    $54,732,274   $105,214,052   $111,130,059 $52,910,737 $56,397,785

COST OF GOODS SOLD                      40,051,233     42,246,294    79,599,844      85,283,116 39,548,611   43,036,822
                                       ------------  -------------  ------------   -------------------------------------

GROSS PROFIT                            12,252,082     12,485,980    25,614,208      25,846,943 13,362,126   13,360,963
                                       ------------  -------------  ------------   -------------------------------------

OPERATING EXPENSE                        9,792,335      9,330,000    19,656,821      19,092,266  9,864,486    9,762,266

GENERAL AND ADMINISTRATIVE EXPENSE       1,375,477      1,250,790     2,682,018       2,560,095  1,306,541    1,309,305

INTEREST EXPENSE                           731,782        790,885     1,477,400       1,600,607    745,618      809,722

OTHER INCOME, NET                          (33,143)      (136,165)      (76,764)       (194,436)   (43,621)     (58,271)
                                       ------------  -------------  ------------   -------------------------------------
                                        11,866,451     11,235,510    23,739,475      23,058,532 11,873,024   11,823,022
                                       ------------  -------------  ------------   -------------------------------------

INCOME BEFORE TAXES                        385,631      1,250,470     1,874,733       2,788,411  1,489,102    1,537,941

PROVISION FOR TAXES ON INCOME              118,900        517,700       694,700       1,154,400    575,800      636,700

                                       ============  =============  ============   =====================================
NET INCOME                                $266,731       $732,770    $1,180,033      $1,634,011   $913,302     $901,241
                                       ============  =============  ============   =====================================


PER SHARE DATA:

NET INCOME PER SHARE - BASIC                 $0.04          $0.12         $0.18           $0.27      $0.14        $0.15
                                       ============  =============  ============   =====================================

NET INCOME PER SHARE - DILUTED               $0.04          $0.10         $0.15           $0.22      $0.11        $0.12
                                       ============  =============  ============   =====================================

SHARES OUTSTANDING - BASIC               6,537,267      6,063,297     6,534,168       6,055,517  6,531,069    6,047,737
                                       ============  =============  ============   =====================================

SHARES OUTSTANDING - DILUTED             8,587,192      8,256,970     8,604,562       8,147,997  8,626,136    8,039,023
                                       ============  =============  ============   =====================================

                           TRAVEL PORTS OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                                  SIX MONTHS ENDED OCTOBER 31
                                                         1998               1997
OPERATING ACTIVITIES:
  NET INCOME                                           $1,180,033         $1,634,011
  DEPRECIATION AND AMORTIZATION                         1,881,073          1,722,108
CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                                  (618,617)          (447,719)
    INVENTORIES                                          (571,972)          (652,726)
    PREPAID AND OTHER CURRENT ASSETS                       15,929            220,888
    ACCOUNTS PAYABLE                                      934,795          1,657,462
    ACCRUED COMPENSATION                                 (321,768)          (103,679)
    ACCRUED SALES AND FUEL TAX                            (44,452)           234,390
    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES        243,672           (105,735)
  INCOME TAXES PAYABLE/RECEIVABLE                          44,437          1,026,088
  OTHER NON-CURRENT ASSETS                                110,387             78,217
                                                       -----------        -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           2,853,517          5,263,305
                                                       -----------        -----------

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT         (2,223,680)        (3,701,238)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                                     5,248             14,879
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE                13,969             10,068
                                                       -----------        -----------
    NET CASH USED IN INVESTING ACTIVITIES              (2,204,463)        (3,676,291)
                                                       -----------        -----------

FINANCING ACTIVITIES:
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                 (1,789,489)        (1,791,972)
  PROCEEDS FROM LONG-TERM BORROWING
  PRINCIPAL PAYMENT ON DEBENTURES                         (11,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS/WARRANTS         42,767             60,192
    NET CASH (USED IN) PROVIDED BY
                                                       -----------        -----------
      FINANCING ACTIVITIES                             (1,757,722)        (1,731,780)
                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (1,108,668)          (144,766)
CASH AND EQUIVALENTS - BEGINNING OF PERIOD              4,082,203          3,134,871
                                                       ===========        ===========
CASH AND EQUIVALENTS - END OF PERIOD                   $2,973,535         $2,990,105
                                                       ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
  INTEREST PAID                                        $1,498,659         $1,710,405
  INCOME TAXES PAID                                      $585,100           $517,700



                        TRAVEL PORTS OF AMERICA, INC.
                        NOTES TO FINANCIAL INFORMATION
                               OCTOBER 31, 1998



NOTE 1 BASIS OF PRESENTATION
The unaudited consolidated financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in Form 10-K filed for the year ended April 30, 1998, and should be read in conjunction with the Notes to Financial Statements appearing therein. The consolidated financial information includes the accounts of Travel Ports of America, Inc. and its wholly owned subsidiaries, Travel Port Franchising, Inc. and Travel Port Systems, Inc., after elimination of all significant intercompany transactions. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1998 and for the three months and six months ended October 31, 1998 and 1997. The financial information is based in part on estimates and has not been audited by independent accountants. PricewaterhouseCoopers LLP will audit the annual statements.


NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                                    October 31, 1998  April 30, 1998
      At first-in, first-out (FIFO) cost:
         Petroleum Products           $1,264,350         $  837,080
         Store Merchandise             2,544,665          2,385,387
         Parts for repairs and tires   1,869,072          1,823,610
         Other                           620,397            680,435
                                      ----------         ----------
                                      $6,298,484         $5,726,512


NOTE 3 EARNINGS PER SHARE

Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock.



                                                  For quarter ended October 31
                                                     1998               1997
BASIC EARNINGS PER SHARE:
  Income applicable to common stock             $   266,731       $   732,770
  Weighted average common stock outstanding       6,537,267         6,063,297
  Basic earnings per common share               $       .04       $       .12


DILUTED EARNINGS PER SHARE:
  Income applicable to common stock             $   266,731       $   732,770
  interest expense on convertible debentures         68,693            59,288
                                                -----------       -----------
                                                $   335,424       $   792,058
                                                ===========       ===========

  Weighted average common stock outstanding       6,537,267         6,063,297
  Options and warrants                              192,451           419,114
  Convertible debentures                          1,857,474         1,774,559
                                                  8,587,192         8,256,970

  Diluted earnings per common share             $       .04       $       .10
                                                ===========       ===========

                          For six months ended October 31
                                                     1998               1997
BASIC EARNINGS PER SHARE:
  Income applicable to common stock             $1,180,033        $1,634,011
  Weighted average common stock outstanding      6,534,168         6,055,517
  Basic earnings per common share               $      .18        $      .27

DILUTED EARNINGS PER SHARE:
  Income applicable to common stock             $1,180,033        $1,634,011
  interest expense on convertible debentures       138,871           118,576
                                                ----------        ----------
                                                $1,318,904        $1,752,587

  Weighted average common stock outstanding      6,534,168         6,055,517
  Options and warrants                             212,920           317,921
  Convertible debentures                         1,857,474         1,774,559
                                                 8,604,562         8,147,997

  Diluted earnings per common share             $      .15        $      .22
                                                ==========        ==========





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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Second Quarter ended October 31, 1998 and 1997

Sales from operations were $52,303,315 for the second quarter of fiscal 1999, down $2,428,959, or 4.4%, from the second quarter of last year. Lower retail selling prices on diesel fuel, as a result of lower fuel costs, reduced sales revenues by $4,536,000 in fiscal 1999. Diesel gallons increased 9.4%, restaurant revenues increased by 8.1%, store revenues increased by 6.9% and shop revenues increased by 2.3%.

Gross profit for the second quarter was $12,252,082, a decrease of $233,898, or 1.9%, from the prior year. Diesel fuel gross profit decreased $724,000 as a result of lower retail margins from competitive pressure ($338,000) and a loss from inventory hedging activity resulting from lower fuel cost and the future positions the Company held ($588,000), offset by gross profit from increased gallons ($202,000). Restaurants, stores and motels showed improvement over last year offsetting the reduced margin from diesel.

Operating expenses of $9,792,335 for the second quarter increased $462,335, or 5.0% as compared to last year. Major increases were in wages and benefits of $194,000 as a result of annual compensation increases. Utilities, depreciation, real estate taxes, insurance, equipment rental and maintenance increased $224,000.

General and administrative expenses for the quarter of $1,375,477 increased $124,687 or 10.0% from last year. The increase related primarily from increased compensation and benefits. Interest expense declined $59,103 or 7.5% when compared with last year as a result of lower debt and lower rates on the variable portion of debt. Other income declined from last year as a result of last year having some one-time items.

Six months ended October 31, 1998 and 1997

Sales from operations were $105,214,052 for the first six months of fiscal 1999, down $5,916,007, or 5.3%, from the first six months of last year. As noted for the quarter, lower selling prices for diesel fuel, as a result of lower fuel costs, had a negative impact on revenues in the amount of $8,359,000. Diesel gallons increased 9.1%, restaurant revenues increased by 4.4%, store revenues increased by 4.0% and shop revenues increased by 3.1%.

Gross profit for the first six months was $25,614,208, a decrease of $232,735, or .9%, from the prior year. Diesel fuel gross profit decreased $1,048,000 as a result of lower retail margins from competitive pressure ($523,000) and a loss from inventory hedging activity resulting from lower fuel costs and the futures position the Company held ($768,000), offset by gross profit from increased gallons ($243,000). Restaurants, stores, shops and motels showed improvement over last year offsetting the reduced margin from diesel.

Operating expenses of $19,656,8216 for the first six months were $564,555 or 3.0% more than last year. Major increases were in wages and benefits of $344,000 as a result of annual compensation increases. Utilities, depreciation, real estate taxes, insurance, equipment rental and maintenance increased $310,000.

General and administrative expenses for the first six months of $2,682,018 increased $121,923 or 4.8% from last year. The increase relates primarily to increased compensation and benefits. Interest expense decreased from last year by $123,207 as a result of decreased level of debt and lower rates on the variable portion of debt. Other income declined as noted for the quarter.

The Company has completed a review of its operational and financial systems and believe all areas except one to be Year 2000 compliant. New software is being acquired for its accounting systems. The new system is Year 2000 compliant and was implemented during the quarter ended October 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $1,108,668 to $2,973,535 during the six months ended October 31, 1998. Overall operating activities for the six months ended October 31, 1998 provided $2,853,517 in cash compared to last year's $5,263,305 with the decrease primarily a result of operating activity. Accounts receivable increased $618,617 as a result of greater sales activity in October versus April. Inventories increased $571,972 to support the increased sales. Accounts payable increased $934,795 primarily as a result of greater inventories.

Investing activities resulted in a net use of $2,204,463. Capital expenditures during the first six months of the current fiscal year were $2,223,680. Renovation projects continued at several locations.

Financing activities for the first six months of the current fiscal year resulted in a net use of $1,757,722, primarily the result of principal payments on debt.

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

      (19)  Previously unfiled documents

                  None
      (20)  Report furnished to security holders

                  Not applicable

      (22) Published report regarding matters submitted to vote of security holders

                  None

      (23)  Consents of experts and counsel

                  Not applicable

      (24)  Power of attorney


                  None

      (27)  Supplemental Financial Information

                  Exhibit (27) on page 16 of this report.

(99)  Additional exhibits

                  None

   (b)  REPORT ON FORM 8-K

                  None

                                 EXHIBIT (11)

                   COMPUTATION OF BASIC EARNINGS PER SHARE
                    FOR THE QUARTER ENDED OCTOBER 31, 1998

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding.

Shares outstanding at end of August - October               6,537,267
                                                            ---------
Average number of shares outstanding                        6,537,267
                                                            =========
Net income per basic share                                       $.04
                                                                 ====

                  COMPUTATION OF DILUTED EARNINGS PER SHARE
                    FOR THE QUARTER ENDED OCTOBER 31, 1998

Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.
            Total Options
            and Warrants        Average             Average
Qtr. Ended  Below Market    Exercise Price      Market Price            Shares
10/31/98       700,957            $2.10            $2.896              192,451
Average number of shares outstanding                                 6,537,267
8.5% convertible debenture                                           1,354,962
7.81% convertible debenture                                            502,512
                                                                     ---------
                                                                     8,587,192
                                                                     =========

Net income for quarter ended 10/31/98                               $  266,731
Interest on convertible debentures                                      68,693
                                                                    ----------
                                                                    $  335,424
                                                                    ==========
Net income per diluted share                                        $      .04
                                                                    ==========
                   COMPUTATION OF BASIC EARNINGS PER SHARE
                   ---------------------------------------
                  FOR THE SIX MONTHS ENDED OCTOBER 31, 1998

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding.

Shares outstanding at end of May                      6,521,672
Shares outstanding at end of June/July                6,535,767
Shares outstanding at end of August - October         6,537,267
                                                      ---------
Average number of shares outstanding                  6,534,168

Net income per basic share                                 $.18
                                                           ====

                  COMPUTATION OF DILUTED EARNINGS PER SHARE
                  FOR THE SIX MONTHS ENDED OCTOBER 31, 1998

Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

            Total Options
            and Warrants        Average             Average
Qtr. Ended  Below Market    Exercise Price      Market Price            Shares
7/31/98        816,937            $2.217           $3.104              233,388
10/31/98       700,957            $2.10            $2.896              192,451

Average common stock equivalents                                       212,920
Average number of shares outstanding                                 6,534,168
8.5% convertible debenture                                           1,354,962
7.81% convertible debenture                                            502,512
                                                                    ----------
                                                                     8,604,562
                                                                     =========

Net income for six months ended 10/31/98                            $1,180,033
Interest on convertible debentures                                     138,871
                                                                    ----------
                                                                    $1,318,904
                                                                    ==========
Net income per diluted share                                        $      .15
                                                                    ==========




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRAVEL PORTS OF AMERICA, INC.




Date: December 15, 1998       s/ John M. Holahan
                              John M. Holahan, President




Date: December 15, 1998       s/ William Burslem III
                              William Burslem III
                              Vice President