Form 10-Q
period 1999-01-31
TRAVEL PORTS OF AMERICA INC
filed 1999-03-15
CIK 798935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1999

Commission File Number 0-14998


                          Travel Ports of America, Inc.
             (Exact name of registrant as specified in its charter)

         New York                                           16-1128554
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3495 Winton Place, Building C, Rochester, New York          14623
--------------------------------------------------          -----
(Address of principal executive offices)                    (Zip Code)

                                 716-272-1810
             (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [ X ] Yes [ ] No




         Class                          Outstanding at March 1, 1999
         -----                          ----------------------------
Common Stock, Par Value
 $.01 Per Share                             6,673,529



                          TRAVEL PORTS OF AMERICA, INC.

                                      INDEX


PART I   Financial Information                                           Page

    Item 1.
         Consolidated Balance Sheets, January 31, 1999
                  (unaudited) and April 30, 1998..........................     3

         Consolidated Statements of Income (unaudited), quarter and nine
                  months ended January 31, 1999 and 1998..................     4

         Consolidated Statements of Cash Flows (unaudited), nine months
                  ended January 31, 1999 and 1998.........................     5

         Notes to Financial Information...................................     6

    Item 2.
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................     8


PART II  Other Information

         Item 6. Exhibits and Report on Form 8-K..........................    11

         Signatures.......................................................    12


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        TRAVEL PORTS OF AMERICA, INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                                     (UNAUDITED)
                                                                       1/31/99                     4/30/98
                              ASSETS
CURRENT ASSETS:
 CASH AND EQUIVALENTS                                                   $3,571,466                  $4,082,203
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $170,000 AT
    JANUARY 1999 AND $158,000 AT APRIL 1998                              4,879,087                   4,167,966
  NOTES RECEIVABLE                                                          32,741                      30,346
  INVENTORIES                                                            6,452,123                   5,726,512
  PREPAID AND OTHER CURRENT ASSETS                                         738,215                     884,864
  INCOME TAXES RECEIVABLE                                                                              214,676
  DEFERRED TAXES - CURRENT                                                 532,000                     532,000
                                                                   ----------------             ---------------
      TOTAL CURRENT ASSETS                                              16,205,632                  15,638,567
NOTES RECEIVABLE, DUE AFTER ONE YEAR                                       551,580                     575,548
PROPERTY, PLANT AND EQUIPMENT, NET                                      45,191,090                  44,597,242
COST IN EXCESS OF UNDERLYING NET ASSET
  VALUE OF ACQUIRED COMPANIES                                            1,791,974                   1,840,116
OTHER ASSETS, NET                                                        1,906,599                   2,161,255
                                                                   ---------------             ---------------
                                                                       $65,646,875                 $64,812,728
                                                                   ================             ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT                                     $3,453,081                  $3,336,265
  ACCOUNTS PAYABLE                                                       8,409,677                   6,669,874
  ACCOUNTS PAYABLE - AFFILIATE                                                                         236,263
  INCOME TAXES PAYABLE                                                     251,205
  ACCRUED COMPENSATION                                                   1,635,909                   1,900,184
  ACCRUED SALES AND FUEL TAX                                             1,924,594                   1,806,814
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                                                  1,118,032                     938,720
                                                                   ----------------             ---------------
      TOTAL CURRENT LIABILITIES                                         16,792,498                  14,888,120
LONG TERM DEBT                                                          19,329,128                  22,322,369
CONVERTIBLE SUBORDINATED DEBENTURES                                      5,461,667                   6,054,167
DEFERRED INCOME TAXES                                                    2,647,400                   2,647,400
                                                                   ----------------             ---------------
                        TOTAL LIABILITIES                               44,230,693                  45,912,056
                                                                   ----------------             ---------------
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE AUTHORIZED
    - 10,000,000 SHARES, ISSUED AND OUTSTANDING
    AT JANUARY 31, 1999 - 6,559,409 AND
    APRIL 30, 1998 - 6,302,596                                              65,594                      63,026
  ADDITIONAL PAID-IN CAPITAL                                             8,015,254                   7,337,021
  RETAINED EARNINGS                                                     13,335,334                  11,500,625
                                                                   ----------------             ---------------
    TOTAL SHAREHOLDERS' EQUITY                                          21,416,182                  18,900,672
                                                                   ---------------             --------------
                                                                       $65,646,875                 $64,812,728
                                                                   ================             ===============

                                                         TRAVEL PORTS OF AMERICA, INC.
                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                  (UNAUDITED)


                                                           QUARTER ENDED                    NINE MONTHS ENDED
                                                      JANUARY                            JANUARY
                                       1999              1998             1999               1998

NET SALES AND OPERATING REVENUE      $49,131,644       $50,637,375     $154,345,696       $161,767,434

COST OF GOODS SOLD                    36,740,152        39,118,762      116,339,996        124,401,878
                                   --------------   ---------------   --------------    --------------

GROSS PROFIT                          12,391,492        11,518,613       38,005,700         37,365,556
                                   --------------   ---------------   --------------    --------------

OPERATING EXPENSE                      9,417,301         9,199,824       29,074,122         28,292,090

GENERAL AND ADMINISTRATIVE EXPENSE     1,282,523         1,150,101        3,964,541          3,710,196

INTEREST EXPENSE                         677,268           779,371        2,154,668          2,379,978

OTHER INCOME, NET                        (33,976)         (186,364)        (110,740)          (380,800)
                                   --------------   --------------    --------------    ---------------
                                      11,343,116        10,942,932       35,082,591         34,001,464
                                   --------------   ---------------   --------------    ---------------

INCOME BEFORE TAXES                    1,048,376           575,681        2,923,109          3,364,092

PROVISION FOR TAXES ON INCOME            393,700           239,600        1,088,400          1,394,000

                                   --------------   ---------------   --------------    --------------
NET INCOME                              $654,676          $336,081       $1,834,709         $1,970,092
                                   ==============   ===============   ==============    ==============


PER SHARE DATA:

NET INCOME PER SHARE - BASIC               $0.10             $0.05            $0.28              $0.32
                                   ==============   ===============   ==============    ==============

NET INCOME PER SHARE - DILUTED             $0.08             $0.05            $0.24              $0.26
                                  ==============   ===============   ==============    ===============

SHARES OUTSTANDING - BASIC             6,552,911         6,146,130        6,540,416          6,085,721
                                   ==============   ===============   ==============    ==============

SHARES OUTSTANDING - DILUTED           8,639,957         8,607,661        8,616,360          8,293,105
                                   ==============   ===============   ==============    ==============



                                               TRAVEL PORTS OF AMERICA, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                           NINE MONTHS ENDED JANUARY 31
                                                                                     1999                        1998
OPERATING ACTIVITIES:
  NET INCOME                                                                         $1,834,709                  $1,970,092
  DEPRECIATION AND AMORTIZATION                                                       2,832,579                   2,596,407
CHANGES IN OPERATING ASSETS AND LIABILITIES -
    ACCOUNTS RECEIVABLE                                                                (711,121)                       (316)
    INVENTORIES                                                                        (725,611)                   (756,794)
    PREPAID AND OTHER CURRENT ASSETS                                                    146,649                     188,191
    ACCOUNTS PAYABLE                                                                  1,503,540                     546,498
    ACCRUED COMPENSATION                                                               (264,275)                   (253,987)
    ACCRUED SALES AND FUEL TAX                                                          117,780                     (59,963)
    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                                      186,813                     123,339
  INCOME TAXES PAYABLE/RECEIVABLE                                                       465,881                   1,084,191
  OTHER NON-CURRENT ASSETS                                                              150,376                      18,365
                                                                                ----------------            ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                         5,537,320                   5,456,023
                                                                                ----------------            ----------------

INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT                                       (3,279,254)                 (4,970,597)
  PROCEEDS FROM DISPOSITION OF PROPERTY,
    PLANT AND EQUIPMENT                                                                   5,248                      77,037
  NET PROCEEDS RECEIVED ON NOTES RECEIVABLE                                              21,573                     165,700
                                                                                ----------------            ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                            (3,252,433)                 (4,727,860)
                                                                                ----------------            ----------------

FINANCING ACTIVITIES:
  NET SHORT-TERM DEBT BORROWING                                                                                     185,000
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                               (2,876,425)                 (2,387,613)
  PROCEEDS FROM LONG-TERM BORROWING                                                                               1,900,000
  PROCEEDS FROM VALUE ASSIGNED TO WARRANTS                                                                          100,000
  PRINCIPAL PAYMENT ON DEBENTURES                                                       (11,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS/WARRANTS                                       73,443                     118,615
  PROCEEDS FROM SHAREHOLDER SUIT                                                         18,358
                                                                                ----------------            ----------------
  NET CASH USED IN FINANCING ACTIVITIES                                              (2,795,624)                    (83,998)
                                                                                ----------------            ----------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                        (510,737)                    644,165
CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                            4,082,203                   3,134,871
                                                                                ----------------            ----------------
CASH AND EQUIVALENTS - END OF PERIOD                                                 $3,571,466                  $3,779,036
                                                                                ================            ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
  INTEREST PAID                                                                      $2,287,567                  $2,323,751
  INCOME TAXES PAID                                                                    $588,178                    $788,803




                          TRAVEL PORTS OF AMERICA, INC.
                         NOTES TO FINANCIAL INFORMATION
                                JANUARY 31, 1999

NOTE 1 BASIS OF PRESENTATION
The unaudited consolidated financial information has been prepared in accordance with the Summary of Accounting Policies of the Company as outlined in the Form 10-K filed for the year ended April 30, 1998, and should be read in conjunction with the Notes to Financial Statements appearing therein. The consolidated financial information includes the accounts of Travel Ports of America, Inc. and its wholly owned subsidiaries, Travel Port Franchising, Inc. and Travel Port Systems, Inc., after elimination of all significant intercompany transactions. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1999 and for the three months and nine months ended January 31, 1999 and 1998. The financial information is based in part on estimates and has not been audited by independent accountants. PricewaterhouseCoopers LLP will audit the annual statements.

NOTE 2 INVENTORIES

Major classifications of inventories are as follows:
                                             January 31, 1999     April 30, 1998
         At first-in, first-out (FIFO) cost:
            Petroleum Products             $1,047,539                 $  837,080
            Store Merchandise               2,648,613                  2,385,387
            Parts for repairs and tires     2,054,093                  1,823,610
            Other                             701,878                    680,435
                                           ----------                 ----------
                                           $6,452,123                 $5,726,512
                                           ==========                 ==========

NOTE 3 EARNINGS PER SHARE

Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                   For quarter ended January 31
                                                       1999              1998
BASIC EARNINGS PER SHARE:
  Income applicable to common stock                $   654,676       $   336,081
  Weighted average common stock outstanding          6,552,911         6,146,130
  Basic earnings per common share                  $       .10       $       .05

DILUTED EARNINGS PER SHARE:
  Income applicable to common stock                $   654,676       $   336,081
  interest expense on convertible debentures            68,693            74,220
                                                   -----------     -------------
                                                   $   723,369       $   410,301
                                                   ===========       ===========

  Weighted average common stock outstanding          6,552,911         6,146,130
  Options and warrants                                 229,572           366,818
  Convertible debentures                             1,857,474         2,094,713
                                                     8,639,957         8,607,661

  Diluted earnings per common share                $       .08       $       .05
                                                ===============   ==============

                                               For nine months ended January 31
                                                       1999              1998
BASIC EARNINGS PER SHARE:
  Income applicable to common stock                 $1,834,709        $1,970,092
  Weighted average common stock outstanding          6,540,416         6,085,721
  Basic earnings per common share                   $      .28        $      .32

DILUTED EARNINGS PER SHARE:
  Income applicable to common stock                 $1,834,709        $1,970,092
  interest expense on convertible debentures           207,564           192,796
                                                  ------------      ------------
                                                    $2,042,273        $2,162,888
                                                  ============      ============
  Weighted average common stock outstanding          6,540,416         6,085,721
  Options and warrants                                 218,470           334,220
  Convertible debentures                             1,857,474         1,873,164
                                                     8,616,360         8,293,105

  Diluted earnings per common share                 $      .24        $      .26
                                                   ===========      ============


NOTE 4 FINANCING AGREEMENTS

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 28, 1999. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of January 31, 1999, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit. In addition the Company has a $4,500,000 line of credit available from its primary lender for capital expenditures. The capital line of credit calls for interest only at prime plus 1/4% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at an increment over prime or LIBOR based upon funded debt to EBITDA. No advances have been made against the capital line of credit.

During the first quarter, the Company called $450,000 of the 8.5% convertible senior subordinated debentures due January 15, 2005. The holders of $589,000 in debentures elected to convert their debentures into common stock of the Company and holders of $11,000 in debentures elected payment in cash. Subsequent to January 31, 1999, holders of $296,000 in debentures have converted their debentures into common stock of the Company.

NOTE 5   SUBSEQUENT EVENT

On February 26, 1999, the Company announced the execution of a merger agreement with TravelCenters of America, Inc. and TP Acquisition, Inc., a wholly-owned subsidiary of TravelCenters. Under the terms of the merger agreement, TravelCenters will acquire Travel Ports through the merger of TP Acquisition with and into Travel Ports, with Travel Ports continuing as the surviving corporation. TravelCenters will pay $4.30 for each outstanding common share of Travel Ports in connection with the merger. In addition, TravelCenters entered into an agreement with Travel Ports Chairman and CEO E. Philip Saunders pursuant to which he will exchange approximately 653,000 common shares of Travel Ports for shares of TravelCenters in an amount equal to between two and three percent of the outstanding TravelCenters voting shares. The share exchange will take place immediately prior to the consummation of the merger. The merger is expected to be completed during the second calendar quarter of this year, subject to regulatory and shareholder approvals, as well as the satisfaction of selective due diligence matters and other customary closing conditions. The Company filed a Form 8-K Report on March 10, 1999 that provided the complete press release and merger agreement.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Third Quarter ended January 31, 1999 and 1998

Sales from operations were $49,131,644 for the third quarter of fiscal 1999, down $1,505,731, or 3.0%, from the third quarter of last year, primarily as a result of lower diesel fuel prices. The average price per gallon of diesel fuel was $.17 lower than last year. If diesel pricing had remained constant with last year, the Company's sales for the quarter would have been approximately
$5,300,000 greater. Diesel gallons sold increased 13.8% for the quarter. A similar effect was true for gasoline but with a smaller impact. The lower retail price of gasoline amounted to approximately $525,000 in reduced sales while gallons sold increased .7%. Convenience store and fast food sales increased 10.1%, travel store sales increased 9.3%, restaurant sales increased 6.4%, and shop sales increased 9.5%.

Gross profit for the third quarter was $12,391,492, an increase of $872,879, or 7.6%, from the prior year. Diesel margins per gallon were consistent with last year, but gross profit dollars increased as a result of the greater number of gallons sold. Gross profit also improved from the sales increases noted above and improved margins in the shops.

Operating expenses of $9,417,301 for the third quarter were $217,477, or 2.4% more than last year. Salary and wages to the work force account for the majority of the increase.

General and administrative expenses for the quarter were $1,282,523, an increase of $132,422 or 11.5% from last year. Approximately half of the increase is the result of salary and wages. The balance relates to legal fees associated with the Company's exploration of the acquisition of certain restaurant assets and professional fees relating to the implementation of the new accounting software.

Third quarter interest expense of $677,268, reflect a decrease of $102,103, or 13.1% from last year as a result of lower interest rates on variable rate debt and on average lower levels of debt. Other income of $33,976 was $152,388 less than last year as a result of the sale of a parcel of land in the third quarter last year.

Nine months ended January 31, 1999 and 1998

Sales from operations were $154,345,696 for the first nine months of fiscal 1999, down $7,421,738, or 4.6% from the first nine months of last year. As noted for the quarter, retail selling prices for diesel fuel declined $.15 per gallon from last year. If pricing had remained the same, sales would have been approximately $13,635,000 higher. Sales of diesel gallons increased 8.9% for the first nine months. Retail selling prices on gasoline also declined reducing sales by approximately $2,070,000 or 16.4% on a decline of 1.5% on gallons sold. Restaurant sales were up 5.0%, travel stores sales increased 5.7%, shop sales increased 5.0% and car station and fast food sales were up 7.9%.

Gross profit for the first nine months was $38,005,700, an increase of $640,144 or 1.7% from last year. Diesel margins were down from last year with gross profit dollars decreasing despite the increase in gallons. Gasoline gross profit declined slightly as a result of decreased gallons. All other categories increased as a result of the sales increases.

Operating expenses were $29,074,122 for the first nine months, an increase of $782,032 or 2.8%. Salary and wages for the work force increased $540,000 or 4.3%. Depreciation expense increased $240,000 as a result of increased capital expenditures.

General and administrative expenses of $3,964,541 increased $254,345 or 6.9%. Increases in salary and wages accounted for the majority of the increase. Travel and entertainment expenses and professional fees accounted for the remainder of the increase.

Interest expense of $2,154,668 reflect a decrease of $225,310 or 9.5% from last year as a result of lower interest rates on variable rate debt and on average lower levels of debt. Other income of $110,740, decreased $270,060 from the land sale in the third quarter as noted above, as a result of lower interest income and a one-time settlement last year.

The Company has completed a review of its operational and financial systems and believes all areas except one (its accounting system) to be Year 2000 compliant. However, new software was acquired for its accounting systems that is Year 2000 compliant and was implemented during the quarter ended October 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $510,737 to $3,571,466 during the nine months ended January 31, 1999. Inventories increased a total of $725,611 due to greater sales activity. Accounts receivable also increased $711,121 as a result of greater sales activity. Accounts payable increased $1,503,540 as a result of the increased inventory and capital expenditures. Income taxes payable increased $465,881. Overall operating activities for the nine months ended January 31, 1999, provided $5,537,320 in cash compared to last year's $5,456,023.

Investing activities resulted in a net use of $3,252,433. Capital expenditures during the first nine months of 1999 were $3,279,254, relating to renovation projects at a number of the Company's locations.

Financing activities during the first nine months of 1999 used $2,795,624. Principal payments on long term debt amounted to $2,876,425.

The Company's primary lending institution has renewed its commitment for the Company's existing line of credit until September 28, 1999. The regular line of credit is limited to the lesser of $3,750,000 or the sum of 80% of the Company's accounts receivable under 90 days old, plus 45% of the Company's inventory. As of January 31, 1999, the Company had utilized $200,000 of its available line of credit as collateral for various letters of credit. In addition the Company has a $4,500,000 line of credit available from its primary lender for capital expenditures. The capital line of credit calls for interest only at prime plus 1/4% until September 28, 1999. At that time the line can be repaid or amortized over 42 months with interest at an increment over prime or LIBOR based upon funded debt to EBITDA. No advances have been made against the capital line of credit.

During the first quarter, the Company called $450,000 of the 8.5% convertible senior subordinated debentures due January 15, 2005. The holders of $589,000 in debentures elected to convert their debentures into common stock of the Company and holders of $11,000 in debentures elected payment in cash. Subsequent to January 31, 1999, holders of $296,000 in debentures have converted their debentures into common stock of the Company.



                          TRAVEL PORTS OF AMERICA, INC.

                          PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  EXHIBITS


         (11)     Statement re: computation of earnings per share

                           Computation of earnings per share is set forth in
                  Exhibit (11) on page 13 of this report.


         (27)     Supplemental Financial Information

                           Exhibit (27) on page 15 of this report.


   (b)  REPORT ON FORM 8-K

                  There were no Current Reports on Form 8-K filed during the quarter ended January 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TRAVEL PORTS OF AMERICA, INC.



Date: March 15, 1999                s/ John M. Holahan
                                    -----------------------------------
                                       John M. Holahan, President




Date: March 15, 1999                s/ William Burslem III
                                    -----------------------------------
                                       William Burslem III
                                       Vice President



                                  EXHIBIT (11)


                     COMPUTATION OF BASIC EARNINGS PER SHARE
                     FOR THE QUARTER ENDED JANUARY 31, 1999

Net income per share was computed by dividing net income by the weighted average number of common shares outstanding.

Shares outstanding at end of November                                  6,540,995
Shares outstanding at end of December                                  6,558,329
Shares outstanding at end of January                                   6,559,409
                                                                       ---------
Average number of shares outstanding                                   6,552,911
                                                                       =========

Net income per basic share                                             $     .10
                                                                       =========


                    COMPUTATION OF DILUTED EARNINGS PER SHARE
                     FOR THE QUARTER ENDED JANUARY 31, 1999

Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

                  Total Options
                  and Warrants        Average            Average
Qtr. Ended        Below Market    Exercise Price     Market Price       Shares
----------        ------------    --------------     ------------       ------
1/31/99             792,150          $2.219              $3.125          229,572
Average number of shares outstanding                                   6,552,911
8.5% convertible debenture                                             1,354,962
7.81% convertible debenture                                              502,512
                                                                       ---------
                                                                       8,639,957
                                                                       =========

Net income for quarter ended 1/31/99                                  $  654,676
Interest on convertible debentures                                        68,693
                                                                      ----------
                                                                      $  723,369
                                                                      ==========

Net income per diluted share                                          $      .08
                                                                      ==========




                     COMPUTATION OF BASIC EARNINGS PER SHARE
                     ---------------------------------------
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1999

Net income per share was computed by dividing net income number of common shares outstanding.

Shares outstanding at end of May                                       6,521,672
Shares outstanding at end of June and July                             6,535,767
Shares outstanding at end of August - October                          6,537,267
Shares outstanding at end of November                                  6,540,995
Shares outstanding at end of December                                  6,558,329
Shares outstanding at end of January                                   6,559,409
                                                                       ---------
Average number of shares outstanding                                   6,540,416
                                                                       =========

Net income per basic share                                             $     .28


                    COMPUTATION OF DILUTED EARNINGS PER SHARE
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1999

Net income per share was computed by dividing net income, adjusted for debenture interest, by the weighted average number of common shares outstanding and common stock equivalents.

             Total Options
             and Warrants         Average          Average
Qtr. Ended   Below Market    Exercise Price      Market Price           Shares
----------   ------------    --------------    -------------------  ------------
7/31/98     816,937              $2.217             $3.104               233,388
10/31/98    700,957              $2.10              $2.896               192,451
1/31/99     792,150              $2.219             $3.125               229,572
                                                                         -------
Total for Three Quarters                                                 655,411
                                                                         =======
Average common stock equivalents outstanding during
   nine months ended January 31, 1999                                    218,470
8.5% convertible debenture                                             1,354,962
7.81% convertible debenture                                              502,512
Average number of shares outstanding                                   6,540,416
                                                                       ---------
                                                                       8,616,360
                                                                       =========

Net income for nine months ended 1/31/99                              $1,834,709
Interest on convertible debentures, net of tax                           207,564
                                                                       ---------
                                                                      $2,042,273
                                                                      ==========

Net income per diluted share                                                $.24
                                                                            ====